Form 10-Q
period 2007-06-30
NCO Group, Inc.
filed 2007-08-14
CIK 1397772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 333-144067; 333-144068

NCO GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	02-0786880
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

507 Prudential Road, Horsham, Pennsylvania	19044
(Address of principal executive offices)	(Zip Code)

215-441-3000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.*

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares outstanding of each of the issuer’s classes of common stock as of August 10, 2007 was: 1,822,063 shares of Class A common stock, $0.01 par value and 363,956 shares of Class L common stock, $0.01 par value.

*The registrant has not been subject to the filing requirements for the past 90 days. The registrant became subject to the filing requirements on July 17, 2007.

NCO GROUP, INC.

Part I. Financial Information

Item 1.	Financial Statements

NCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	June 30, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$20,615	$13,899
Accounts receivable, trade, net of allowance for doubtful accounts of $2,533 and $0, respectively	146,238	143,933
Purchased accounts receivable, current portion, net of allowance for impairment of $460 and $0, respectively	92,628	147,303
Deferred income taxes	9,634	9,646
Prepaid expenses and other current assets	33,382	29,580

Total current assets	302,497	344,361

Funds held on behalf of clients

Property and equipment, net	127,840	135,931

Other assets:
Goodwill	605,848	600,546
Trade name	96,613	96,613
Customer relationships and other intangible assets, net of accumulated amortization	296,800	320,901
Purchased accounts receivable, net of current portion	178,809	96,797
Deferred income taxes	6,362	5,815
Other assets	43,244	43,175

Total other assets	1,227,676	1,163,847

Total assets	$1,658,013	$1,644,139

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$38,734	$36,692
Income taxes payable	9,684	6,987
Accounts payable	17,319	11,593
Accrued expenses	61,222	73,781
Accrued compensation and related expenses	33,763	34,021

Total current liabilities	160,722	163,074

Funds held on behalf of clients

Long-term liabilities:
Long-term debt, net of current portion	894,144	881,621
Deferred income taxes	141,865	144,743
Other long-term liabilities	10,240	10,752

Minority interest	56,623	55,628

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 6,500 shares authorized, 1,314 and 1,220 shares issued and outstanding, respectively	13	12
Class L common stock, par value $0.01 per share, 400 shares authorized, 364 shares issued and outstanding	4	4
Class A common stock, par value $0.01 per share, 2,750 shares authorized, 1,751 and 1,616 shares issued and outstanding, respectively	18	18
Additional paid-in capital	396,171	396,015
Accumulated other comprehensive income (loss)	6,878	(1,163)
Accumulated deficit	(8,665)	(6,565)

Total stockholders' equity	394,419	388,321

Total liabilities and stockholders' equity	$1,658,013	$1,644,139

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands)

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
Revenues:
Services	$266,533	$248,307	$541,047	$509,589
Portfolio	42,754	43,888	86,001	89,415
Portfolio sales	875	4,020	1,489	8,958

Total revenues	310,162	296,215	628,537	607,962

Operating costs and expenses:
Payroll and related expenses	160,135	153,660	323,230	315,050
Selling, general and administrative expenses	105,684	104,462	213,798	213,191
Depreciation and amortization expense	23,986	12,920	47,468	26,115
Restructuring charges	—	1,387	—	5,774

Total operating costs and expenses	289,805	272,429	584,496	560,130

Income from operations	20,357	23,786	44,041	47,832

Other income (expense):
Interest and investment income	1,133	727	2,361	1,590
Interest expense	(23,084)	(6,793)	(47,369)	(13,804)
Other income, net	1,593	—	763	—

Total other income (expense)	(20,358)	(6,066)	(44,245)	(12,214)

(Loss) income before income tax expense (benefit)	(1)	17,720	(204)	35,618

Income tax (benefit) expense	(531)	6,362	(775)	13,004

Income before minority interest	530	11,358	571	22,614

Minority interest	(1,268)	(1,313)	(2,671)	(2,029)

Net (loss) income	$(738)	$10,045	$(2,100)	$20,585

See accompanying notes.

NCO GROUP, INC

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Successor	Predecessor
	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
Cash flows from operating activities:
Net (loss) income	$(2,100)	$20,585
Adjustments to reconcile net (loss) income from operations to net cash provided by operating activities:
Depreciation and amortization	47,468	26,115
Stock-based compensation	157	1,065
Amortization of deferred training asset	1,152	2,592
Provision for doubtful accounts	2,959	1,589
Allowance for impairment of purchased accounts receivable	460	1,190
Noncash interest	1,123	2,413
Gain on sale of purchased accounts receivable	(1,489)	(8,958)
Loss on disposal of property, equipment and other net assets	20	351
Non-operating income	(483)	—
Minority interest	4,054	2,029
Deferred income taxes	(3,756)	9,490
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, trade	(4,142)	8,493
Other assets	(2,500)	(18,337)
Accounts payable and accrued expenses	(6,144)	(6,681)
Income taxes payable	572	19,765
Other long-term liabilities	(571)	(721)

Net cash provided by operating activities	36,780	60,980

Cash flows from investing activities:
Purchases of accounts receivable	(74,024)	(56,416)
Collections applied to principal of purchased accounts receivable	39,187	49,263
Proceeds from sales and resales of purchased accounts receivable	9,604	13,659
Purchases of property and equipment	(12,216)	(24,326)
Proceeds from notes receivable	581	591
Proceeds from sale to minority interest	—	12,720
Net cash paid for acquisitions and related costs	(4,287)	(2,972)

Net cash used in investing activities	(41,155)	(7,481)

Cash flows from financing activities:
Repayment of notes payable	(24,046)	(33,235)
Borrowings under notes payable	31,839	16,067
Repayments under senior credit facility	(38,325)	(83,600)
Borrowings under senior credit facility	44,500	163,500
Repayment of convertible notes	—	(125,000)
Payment of fees to acquire debt	(295)	(3)
Investment in subsidiary by minority interest	933	2,971
Return of investment in subsidiary to minority interest	(3,992)	(2,283)
Issuance of stock, net of taxes	—	3,554

Net cash provided by (used in) financing activities	10,614	(58,029)

Effect of exchange rate on cash	477	1,307

Net increase (decrease) in cash and cash equivalents	6,716	(3,223)

Cash and cash equivalents at beginning of the period	13,899	23,716

Cash and cash equivalents at end of the period	$20,615	$20,493

See accompanying notes.

NCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of Operations:

On November 15, 2006, NCO Group, Inc. was acquired by and became a wholly owned subsidiary of Collect Holdings, Inc., an entity controlled by One Equity Partners and its affiliates (“OEP”), a private equity investment fund, with participation by Michael J. Barrist, Chairman, President and Chief Executive Officer of NCO Group, Inc., certain other members of executive management and other investors (the “Transaction”). Under the terms of the merger agreement, NCO Group, Inc. shareholders received $27.50 in cash, without interest, for each share of NCO Group, Inc. common stock that they held. On February 27, 2007, NCO Group, Inc. was merged with and into Collect Holdings, Inc. and the surviving corporation was renamed NCO Group, Inc. (collectively with its subsidiaries, the “Company” or “NCO”). The accompanying consolidated balance sheets, statements of operations and cash flows are presented for two periods, Predecessor and Successor, which relate to the period of operations preceding the Transaction and the period of operations succeeding the Transaction, respectively. Collect Holdings, Inc. was formed on July 13, 2006 (there were no operations from the date of inception until the Transaction on November 15, 2006).

NCO is a holding company and conducts substantially all of its business operations through its subsidiaries. NCO is a leading global provider of business process outsourcing solutions, primarily focused on accounts receivable management (“ARM”) and customer relationship management (“CRM”). NCO provides services through over 100 offices in the United States, Canada, the Philippines, Panama, the Caribbean, India, the United Kingdom and Australia. The Company provides services to more than 26,000 active clients, including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, retail and commercial, utilities, education, transportation/logistics, technology and government services. These clients are primarily located throughout the United States, Canada, the United Kingdom, Europe, Australia, Puerto Rico and Latin America. The Company’s largest client during the six months ended June 30, 2007, was in the financial services sector and represented 7.9 percent of the Company’s consolidated revenue for the six months ended June 30, 2007. The Company also purchases and manages past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies, and other consumer-oriented companies.

The Company’s business consists of three operating divisions: ARM, CRM and Portfolio Management.

2. Accounting Policies:

Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2006 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of only normal recurring accruals, except as otherwise disclosed herein) considered necessary for a fair statement have been included. Because of the seasonal nature of the Company’s business, operating results for the three-month and six-month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other interim period. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2006, a copy of which is included in the Company’s prospectus filed pursuant to Rule 424(b)(3) on July 18, 2007.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and all subsidiaries and entities controlled by the Company. All intercompany accounts and transactions have been eliminated.

2. Accounting Policies (continued):

Revenue Recognition:

ARM Contingency Fees:

ARM contingency fee revenue is recognized upon collection of funds by NCO or its client.

ARM Contractual Services:

Fees for ARM contractual services are recognized as services are performed and earned under service arrangements with clients where fees are fixed or determinable and collectibility is reasonably assured.

CRM Hourly:

Revenue is recognized based on the billable hours of each CRM representative as defined in the client contract. The rate per billable hour charged is based on a predetermined contractual rate, as agreed in the underlying contract. The contractual rate can fluctuate based on certain pre-determined objective performance criteria related to quality and performance, reduced by any contractual performance penalties the client may be entitled to, both as measured on a monthly basis. The impact of the performance criteria and penalties on the rate per billable hour is continually updated as revenue is recognized.

CRM Performance-Based:

Under performance-based arrangements, the Company is paid by its customers based on achievement of certain levels of sales or other client-determined criteria specified in the client contract. The Company recognizes performance-based revenue by measuring its actual results against the performance criteria specified in the contracts.

Training Revenue:

In connection with the provisions of certain inbound and outbound CRM services, the Company incurs costs to train its CRM representatives. Training programs relate to both program start-up training in connection with new CRM programs (“Start-up Training”) and on-going training for updates of existing CRM programs (“On-going Training”). The Company bills certain of its customers for the costs incurred under these training programs based on the terms in the contract. Training revenue is integral to the CRM revenue being generated over the course of a contract and cannot be separated as a discrete earning process under SEC Staff Accounting Bulletin No. 104. Start-up Training and On-going Training revenues are initially deferred and recognized over the shorter of the term of the customer contract, or the period to be benefited. Direct costs associated with providing Start-up Training and On-going Training, which consist of salary, benefit and travel costs, are also deferred and amortized over a time period consistent with the deferred training revenue. When a relationship is terminated, the unamortized deferred training revenue and unamortized deferred direct costs associated with that customer are immediately recognized. At June 30, 2007, the balance of deferred training revenue was $1.3 million and the balance of deferred training costs was $1.0 million.

Purchased Accounts Receivable:

The Company applies American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual versus expected cash flows over an investor’s initial investment in certain loans when such differences are attributable, at least in part, to credit quality.

2. Accounting Policies (continued):

Revenue Recognition (continued):

Purchased Accounts Receivable (continued):

The Company acquires accounts receivable in groups that are initially recorded at cost, which includes external costs of acquiring portfolios. All acquired accounts receivable have experienced deterioration of credit quality between origination and the Company’s acquisition of the accounts receivable, and the amount paid for the accounts receivable reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to contractual terms of each receivable. The Company determines whether each purchase of accounts receivable is to be accounted for as an individual portfolio or whether multiple purchases will be combined based on common risk characteristics into an aggregated portfolio. Once the Company establishes an individual purchase or aggregated purchases as a portfolio, the receivables in the portfolio are not changed, unless replaced, returned or sold. The Company considers expected collections, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each portfolio of accounts receivable. The Company determines nonaccretable difference, or the excess of the portfolio’s contractual principal over all cash flows expected at acquisition as an amount that should not be accreted. The excess of the portfolio’s cash flows expected to be collected over the amount paid is accretable yield, and is accreted into earnings over the remaining life of the portfolio.

At acquisition, the Company derives an internal rate of return (“IRR”) based on the expected monthly collections over the estimated economic life of each portfolio of accounts receivable (typically up to seven years, based on the Company’s collection experience) compared to the original purchase price. Monthly collections on the portfolios are allocated between revenue and carrying value reduction based on applying each portfolio’s effective IRR for the quarter to its carrying value. Over the life of a portfolio, the Company continues to estimate cash flows expected to be collected. The Company evaluates at the balance sheet date whether the present value of its portfolios determined using the effective interest rates has decreased, and if so, records an expense to establish a valuation allowance to maintain the original IRR. Any increase in actual or estimated cash flows expected to be collected is first used to reverse any existing valuation allowance for that portfolio and any remaining increases in cash flows are recognized prospectively through an increase in the IRR. The updated IRR then becomes the new benchmark for subsequent valuation allowance testing.

Portfolio Sales:

The Company accounts for proceeds from sales of purchased accounts receivable above the remaining carrying value under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Revenue, net of associated costs, from these sales is recognized when the receivables are sold.

The Company applies a financial components approach. Generally, that approach focuses on control of each of the various retained or sold interests or liabilities in a given financial asset sale to conclude when a sale has actually occurred as compared to a mere financing, and the accounting for any related rights retained and/or duties committed to on an ongoing basis, including servicing. Under that approach, after a transfer of financial assets, an entity allocates a portion of the original cost of the assets to the assets sold in determining any gain or loss, and to any servicing assets it retains, such as servicing rights or rights to residual interests. Gain or loss is reported in the period of the transfer, net of any liabilities it has incurred or will incur in the future. Assets retained are amortized over the appropriate useful life of the asset. If control has not been adequately transferred to the other party, the proceeds received are treated as financing and no gain or loss is recorded at the time of the transfer.

2. Accounting Policies (continued):

Goodwill:

Goodwill represents the excess of purchase price over the fair market value of net assets acquired, based on their respective fair values at the date of acquisition. Goodwill is tested for impairment each year as of October 1, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill impairment test is performed at the reporting unit level and involves a two-step approach, the first step identifies any potential impairment and the second step measures the amount of impairment, if applicable. The first test for potential impairment uses a fair value based approach, whereby the implied fair value of a reporting unit’s goodwill is compared to its carrying amount; if the fair value is less than the carrying amount, the reporting unit’s goodwill would be considered impaired. Fair value estimates are based upon the discounted value of estimated cash flows. The Company does not believe that goodwill was impaired as of June 30, 2007 (note 8).

Trade Name:

Trade name, which represents the fair value of the NCO name, is an indefinite-lived intangible asset and therefore not subject to amortization. Similar to goodwill, the trade name will be reviewed at least annually as of October 1 for impairment. The Company does not believe that the trade name was impaired as of June 30, 2007 (note 8).

Customer Relationships and Other Intangible Assets:

Other intangible assets consist primarily of customer relationships and non-compete agreements, which are amortized over a range of five to seven years using the straight-line method (note 8).

Income Taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries because such amounts are expected to be reinvested indefinitely.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position, be recognized in the financial statements. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. As of January 1, 2007, the Company had $8.5 million in reserves for uncertain tax positions, including penalties, that, if recognized, would affect the effective tax rate. There have been no material changes in the reserves for uncertain tax positions since January 1, 2007, and no material changes are expected within 12 months of the date of adoption.

The Company recognizes interest related to uncertain tax positions in interest expense. As of January 1, 2007, the date of adoption, and June 30, 2007, the Company had approximately $4.2 million and $4.8 million, respectively, of accrued interest related to uncertain tax positions.

The Company remains open to examination by U.S. federal and state taxing authorities for the tax years 2003 through 2006 and by the Canadian taxing authority for September 30, 1999 through 2006.

2. Accounting Policies (continued):

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The application of SFAS No. 141, “Business Combinations” requires the measurement of fair values of purchased assets and liabilities of an acquired entity. In connection with the Transaction, and other business combinations accounted for as a purchase, management makes additional estimates and assumptions in determining fair value that affect amounts reported in the financial statements and accompanying notes. The more significant financial statement items for which estimates and assumptions may be made include intangible assets, purchased accounts receivable, and nonrecourse debt.

In the ordinary course of accounting for purchased accounts receivable, estimates are made by management as to the amount and timing of future cash flows expected from each portfolio. The estimated future cash flow of each portfolio is used to compute the IRR for the portfolio, both in the case of any increases in expected cash flows, or to compute impairment or allowances, in the case of decreases in expected cash flows. The IRR is used to allocate collections between revenue and principal reduction of the carrying values of the purchased accounts receivable.

On an ongoing basis, the Company compares the historical trends of each portfolio to projected collections. Future projected collections are then increased or decreased based on the actual cumulative performance of each portfolio. Management reviews each portfolio’s adjusted projected collections to determine if further upward or downward adjustment is warranted. Management regularly reviews the trends in collection patterns and uses its reasonable best efforts to improve the collections of under-performing portfolios. However, actual results will differ from these estimates and a material change in these estimates could occur within one reporting period (note 6).

Reclassifications:

Certain amounts have been reclassified for comparative purposes. Investments in subsidiaries from minority interests and return of investments in subsidiaries to minority interests were reclassified from investing activities to financing activities in the Consolidated Statements of Cash Flows for the six months ended June 30, 2006. The amount of investments in subsidiaries from minority interests reclassified was $3.0 million, and the amount of return of investments in subsidiaries to minority interests reclassified was $2.3 million.

3. Predecessor Restructuring Charges:

In conjunction with the acquisition of Risk Management Alternatives Parent Corp. (“RMA”) and streamlining the cost structure of the Company’s legacy operations, the Company recorded total restructuring charges of $22.4 million from the third quarter of 2005 through November 15, 2006. These charges primarily related to the elimination of certain redundant facilities and severance costs. During the six months ended June 30, 2007, the Company made payments of $3.1 million, and the balance of liabilities outstanding was $5.3 million at June 30, 2007.

4. Business Combinations:

As discussed in note 1, the Transaction was completed on November 15, 2006. The Transaction was financed by a combination of borrowings of $465.0 million under the Company’s new senior credit facility (“Credit Facility”), the issuance of $165.0 million of floating rate senior notes due 2013 and $200.0 million of 11.875 percent senior subordinated notes due 2014, and an equity investment of $396.0 million by OEP, Michael Barrist, other members of senior management and other co-investors. In accordance with Emerging Issues Task Force Issue No. 88-16, “Basis in Leveraged Transactions,” the continuing stockholders’ residual interest in the Company of 5.56 percent was carried over at the continuing stockholders’ predecessor basis.

4. Business Combinations (continued):

The purchase price, including transaction costs, was approximately $1.2 billion. Transaction costs included approximately $22.8 million of debt issuance costs. The Company allocated $312.9 million of the purchase price to the customer relationships, $96.6 million to the trade name, $2.2 million to the non-compete agreements and recorded goodwill of $585.6 million, which is non-deductible for tax purposes, based on preliminary estimates. As a result of the Transaction, the Company expects to gain greater operating flexibility in order to focus on long-term growth. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate. The following is a preliminary allocation of the purchase price to the assets acquired and liabilities assumed (amounts in thousands):

Purchase price	$1,153,832
Transaction costs	68,498
Accounts receivable	(123,023)
Purchased accounts receivable	(230,399)
Customer relationships	(312,885)
Trade name	(96,613)
Non-compete agreements	(2,172)
Property and equipment	(133,703)
Deferred tax asset	(28,208)
Other assets	(106,255)
Long-term debt	48,350
Deferred tax liability	161,350
Accrued expenses and other liabilities	178,651
Accrued acquisition costs	8,203

Goodwill	$585,626

In connection with the Transaction, the Company recorded liabilities of $8.2 million for an exit plan the Company began to formulate prior to the Transaction date. These liabilities principally relate to facilities leases, severance and other costs. The following presents the activity in the accruals recorded for restructuring related expenses (amounts in thousands):

	Leases	Severance	Other	Total
Balance at December 31, 2006	$5,025	$2,295	$—	$7,320
Accruals	—	335	141	476
Cash payments	(404)	(1,280)	(70)	(1,754)

Balance at June 30, 2007	$4,621	$1,350	$71	$6,042

Assuming the Transaction described above occurred as of the beginning of January 1, 2006, the Company’s unaudited pro forma revenue and net loss would have been $293.0 million and $7.7 million, respectively, for the three months ended June 30, 2006, and $600.6 million and $15.8 million, respectively, for the six months ended June 30, 2006. This pro forma information does not include the acquisitions described below because they were not considered significant business combinations. The unaudited pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities.

4. Business Combinations (continued):

On December 18, 2006, the Company acquired the assets of Star Contact (BVI) Ltd. and Call Center-Telemarketing Pro-Panama, S.A. (together “Star Contact”), a provider of outsourced, multi-lingual contact center and customer care services based in Panama City, Panama, for $36.0 million. The acquisition agreement contains a provision for annual earnout payments to be made to the seller, for each of the two years following the acquisition, provided that certain performance measures are met as of the end of each of the two years. The Company allocated $11.7 million of the purchase price to the customer relationships and recorded goodwill of $17.9 million, which is non-deductible for tax purposes, in the CRM segment, based on preliminary estimates. As a result of the acquisition, the Company expects to penetrate new markets, expand its current customer base, and reduce the cost of operations. The following is a preliminary allocation of the purchase price to the assets acquired and liabilities assumed (amounts in thousands):

Purchase price	$36,016
Customer relationships	(11,694)
Property and equipment	(5,485)
Other assets	(4,837)
Accrued expenses	3,852

Goodwill	$17,852

On January 9, 2007, the Company acquired Statewide Mercantile Services (“SMS”), a provider of ARM services and purchaser of accounts receivable in Australia, for approximately $2.0 million, including SMS’s portfolio of purchased accounts receivable. The acquisition agreement contains a provision for annual earnout payments to be made to the seller, for each of the two years following the acquisition, provided that certain performance measures are met. The Company recorded goodwill of $1.9 million, in the ARM segment.

5. Comprehensive Income:

Comprehensive income consists of net income (loss) plus certain changes in assets and liabilities, including the effects of intercompany transactions, that are not included in net income (loss) but are reported as a separate component of stockholders’ equity. The Company’s comprehensive income was as follows (amounts in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
Net (loss) income	$(738)	$10,045	$(2,100)	$20,585
Other comprehensive income:
Foreign currency translation adjustment	2,429	4,315	3,917	4,229
Change in fair value of cash flow hedges, net of tax	3,831	4,472	4,398	4,487
Net gains on cash flow hedges reclassified into earnings, net of tax	(896)	(919)	(274)	(1,356)

Comprehensive income	$4,626	$17,913	$5,941	$27,945

The foreign currency translation adjustment was attributable to changes in the exchange rates used to translate the financial statements of the Company’s foreign operations into U.S. dollars.

6. Purchased Accounts Receivable:

Portfolio Management and the U.K., Canadian and Australian divisions of ARM purchase defaulted consumer accounts receivable at a discount from the contractual principal balance. As of June 30, 2007, the carrying values of Portfolio Management’s and ARM’s purchased accounts receivable were $263.7 million and $7.7 million, respectively. The total outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $43.0 billion and $41.8 billion at June 30, 2007 and December 31, 2006, respectively.

The following summarizes the change in the carrying amount of the purchased accounts receivable (amounts in thousands):

	Successor		Predecessor
	For the Six Months Ended June 30, 2007	Period from July 13 through December 31, 2006	Period from January 1 through November 15, 2006
Balance at beginning of period	$244,100	$—	$237,807
Purchases:
Portfolios acquired in business combinations	—	230,399	—
Cash purchases	74,024	29,709	81,839
Noncash purchases (note 12)	—	—	1,025
Collections	(124,120)	(26,850)	(220,586)
Revenue recognized	84,933	13,273	149,612
Proceeds from portfolio sales and resales applied to carrying value	(8,115)	(2,801)	(7,794)
Allowance for impairment	(460)	—	(7,909)
Noncash adjustments	519	—	—
Foreign currency translation adjustment	556	370	413

Balance at end of period	$271,437	$244,100	$234,407

In the ordinary course of purchasing portfolios of accounts receivable, Portfolio Management may sell accounts from an acquired portfolio shortly after they were purchased. The proceeds from these resales are essentially equal to, and applied against, the carrying value of the accounts. Therefore, there is no gain recorded on these resales. For the three months ended June 30, 2007 and 2006, proceeds from portfolio resales were $829,000 and $2.0 million, respectively. For the six months ended June 30, 2007 and 2006, proceeds from portfolio resales were $5.5 million and $3.7 million, respectively.

Portfolio Management sells certain aged and bankruptcy status portfolios of accounts receivable that have a low probability of payment under the Company’s collection platform. Proceeds from sales above the remaining carrying value are recorded as revenue. During the three months ended June 30, 2007 and 2006, Portfolio Management sold portfolios of accounts receivable for $2.4 million and $4.2 million with a carrying value of $1.5 million and $156,000, and recorded revenue of $875,000 and $4.0 million, respectively. During the six months ended June 30, 2007 and 2006, Portfolio Management sold portfolios of accounts receivable for $4.1 million and $10.0 million with a carrying value of $2.6 million and $1.0 million, and recorded revenue of $1.5 million and $9.0 million, respectively.

At June 30, 2007, the balance of the allowance for impairment of purchased accounts receivable was $460,000, representing additions during the six months ended June 30, 2007. There were no recoveries of impairments during the six months ended June 30, 2007.

6. Purchased Accounts Receivable (continued):

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following presents the change in accretable yield (amounts in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
Balance at beginning of period	$436,555	$281,593	$465,451	$288,935
Additions	14,507	43,311	54,044	61,479
Noncash adjustments	(519)	—	(519)	—
Accretion	(84,933)	(43,275)	(127,700)	(88,177)
Reclassifications (to) from nonaccretable difference	(10,313)	32,506	(35,982)	51,859
Foreign currency translation adjustment	(247)	158	(244)	197

Balance at end of period	$355,050	$314,293	$355,050	$314,293

During the three months ended June 30, 2007 and 2006, the Company purchased accounts receivable with a cost of $36.4 million and $42.3 million, respectively, that had contractually required payments receivable at the date of acquisition of $1.9 billion and $1.6 billion, respectively, and expected cash flows at the date of acquisition of $50.9 million and $85.6 million, respectively. During the six months ended June 30, 2007 and 2006, the Company purchased accounts receivable with a cost of $74.0 million and $57.4 million, respectively, that had contractually required payments receivable at the date of acquisition of $3.4 billion and $2.3 billion, respectively, and expected cash flows at the date of acquisition of $128.1 million and $119.0 million, respectively.

7. Funds Held on Behalf of Clients:

In the course of the Company’s subsidiaries’ regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $53.4 million and $60.2 million at June 30, 2007 and December 31, 2006, respectively, have been shown net of their offsetting liability for financial statement presentation.

8. Goodwill and Other Intangible Assets:

SFAS No. 142, “Goodwill and Other Intangible Assets” requires goodwill to be allocated and tested at the reporting unit level. The Company’s reporting units are ARM, CRM and Portfolio Management. In connection with the Transaction, the Company allocated $585.6 million of the purchase price to goodwill. CRM’s goodwill balance includes $17.8 million from the acquisition of Star Contact (note 4). The Company’s reporting units had the following goodwill (amounts in thousands):

	June 30, 2007	December 31, 2006
ARM	$328,086	$323,533
Portfolio Management	155,375	155,377
CRM	122,387	121,636

Total	$605,848	$600,546

The changes in the goodwill balances from December 31, 2006 to June 30, 2007, were primarily due to changes in the allocation of the fair market value of the acquired assets and liabilities related to the Transaction. Also contributing to the changes were the acquisition of SMS in January 2007, recorded in the ARM segment, and changes in the allocation of the fair market value of the acquired assets and liabilities related to the Star Contact acquisition, recorded in the CRM segment.

8. Goodwill and Other Intangible Assets (continued):

In connection with the Transaction, the Company allocated $96.6 million of the purchase price to the fair value of the NCO name. The trade name is an indefinite-lived intangible asset and therefore is not subject to amortization.

Other intangible assets subject to amortization consist of customer relationships and non-compete agreements. The following represents the other intangible assets subject to amortization (amounts in thousands):

	June 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$324,579	$29,743	$324,579	$5,808
Non-compete agreements	2,172	208	2,172	42

Total	$326,751	$29,951	$326,751	$5,850

The Company recorded amortization expense for all other intangible assets of $12.1 million and $2.9 million during the three months ended June 30, 2007 and 2006, respectively, and $24.1 million and $5.9 million during the six months ended June 30, 2007 and 2006, respectively. The following represents the Company’s expected amortization expense from these other intangible assets over the next five years (amounts in thousands):

For the Years Ended December 31,	Estimated Amortization Expense
2007	$48,254
2008	48,271
2009	47,814
2010	46,939
2011	46,633

9. Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2007	December 31, 2006
Senior term loan	$462,675	$465,000
Senior revolving credit facility	44,500	36,000
Senior subordinated notes	200,000	200,000
Senior notes	165,000	165,000
Nonrecourse credit facility	59,221	50,952
Other	1,482	1,361
Less current portion	(38,734)	(36,692)

	$894,144	$881,621

9. Long-Term Debt (continued):

Senior Credit Facility:

In connection with the Transaction, on November 15, 2006 the Company repaid the Predecessor senior credit facility and entered into a new senior credit facility (“Credit Facility”) with a syndicate of financial institutions. The Credit Facility consists of a $465.0 million term loan and a $100.0 million revolving credit facility, with an option to allow the Company to increase its borrowing capacity under the Credit Facility in an aggregate amount not to exceed $100.0 million, subject to the satisfaction of certain conditions. A portion of the revolving credit facility is available for letters of credit and swingline loans, each not to exceed $20.0 million. The Company is required to make quarterly repayments of $1.2 million on the term loan until the maturity date of May 15, 2013, at which time the remaining balance outstanding is due. The Company is also required to make annual prepayments, beginning with 2007, of 50 percent, 25 percent or zero percent of its excess annual cash flow, based on its leverage ratio. The revolving credit facility requires no minimum principal payments until its maturity date of November 15, 2011. At June 30, 2007, the balance outstanding on the term loan was $462.7 million and the balance outstanding on the revolving credit facility was $44.5 million. The availability of the revolving credit facility is reduced by any unused letters of credit ($5.0 million at June 30, 2007). As of June 30, 2007, the Company had $50.5 million of remaining availability under the revolving credit facility.

All borrowings bear interest at an annual rate equal to either, at the option of the Company, (i) the higher of the prime rate (8.25 percent at June 30, 2007) or the federal funds rate (5.31 percent at June 30, 2007) plus 0.50 percent, plus a margin of 2.00 percent for the first six months following the date of the Transaction and thereafter plus a margin of 1.50 percent to 2.00 percent in the case of the revolving credit facility and swingline loans and 1.75 percent to 2.00 percent in the case of the term loan, based on the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio; or (ii) LIBOR (5.32 percent at June 30, 2007) plus a margin of 3.00 percent for the first six months following the date of the Transaction and thereafter plus a margin of 2.50 percent to 3.00 percent in the case of the revolving credit facility, and 2.75 percent to 3.00 percent in the case of the term loan, based on the Company’s funded debt to EBITDA ratio. The Company is charged a quarterly commitment fee on the unused portion of the revolving credit facility at an annual rate of 0.50 percent. The effective interest rate on the Credit Facility was approximately 8.17 percent and 8.24 percent for the three and six months ended June 30, 2007, respectively. The Credit Facility also provides that the Company obtain interest rate protection for a period of three years in a notional amount not to be less than 50 percent of the aggregate principal amount of the term loan facility.

Borrowings under the Credit Facility are collateralized by substantially all of the Company’s assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or a change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. The Company was in compliance with all required financial covenants and was not aware of any events of default as of June 30, 2007.

Senior Notes and Senior Subordinated Notes:

In connection with the Transaction, on November 15, 2006 the Company issued $165.0 million of floating rate senior notes due 2013 (“Senior Notes”) and $200.0 million of 11.875 percent senior subordinated notes due 2014 (“Senior Subordinated Notes”) (collectively, “the Notes”). The Notes are guaranteed, jointly and severally, on a senior basis with respect to the Senior Notes and on a senior subordinated basis with respect to the Senior Subordinated Notes, in each case by all of the Company’s existing and future domestic restricted subsidiaries (other than certain subsidiaries and joint ventures engaged in financing the purchase of delinquent accounts receivable portfolios and certain immaterial subsidiaries).

9. Long-Term Debt (continued):

Senior Notes and Senior Subordinated Notes (continued):

The Senior Notes are senior unsecured obligations and are senior in right of payment to all existing and future senior subordinated indebtedness, including the Senior Subordinated Notes, and all future subordinated indebtedness. The Senior Notes bear interest at an annual rate equal to LIBOR plus 4.875 percent, reset quarterly. The effective interest rate of the Senior Notes was approximately 10.24 percent for the three and six months ended June 30, 2007. The Company may redeem the Senior Notes, in whole or in part, at any time on or after November 15, 2008 at varying redemption prices depending on the redemption date, plus accrued and unpaid interest.

The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Notes and borrowings under the Credit Facility. The Company may redeem the Senior Subordinated Notes, in whole or in part, at any time on or after November 15, 2010 at varying redemption prices depending on the redemption date, plus accrued and unpaid interest. The Company also may redeem some or all of the Senior Notes at any time prior to November 15, 2008 and some or all of the Senior Subordinated Notes at any time prior to November 15, 2010, at a redemption price equal to 100 percent of the principal amount of the respective Notes to be redeemed, plus accrued and unpaid interest and an additional premium. Finally, subject to certain conditions, the Company may redeem up to 35 percent of the aggregate principal amount of the Senior Notes at any time prior to November 15, 2008 and up to 35 percent of the aggregate principal amount of the Senior Subordinated Notes at any time prior to November 15, 2009 with the net proceeds of a sale of its capital stock at a redemption price equal to 100 percent of the principal amount of the respective Notes to be redeemed, plus accrued and unpaid interest and an additional premium.

The indentures governing the Notes contain a number of covenants that limit the Company’s and its restricted subsidiaries’ ability, among other things, to: incur additional indebtedness and issue certain preferred stock, pay certain dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, place limitations on distributions from restricted subsidiaries, issue or sell capital stock of restricted subsidiaries, guarantee indebtedness, sell or exchange assets, enter into transactions with affiliates, create certain liens, engage in unrelated businesses, and consolidate, merge or transfer all or substantially all of the Company’s assets and the assets of its subsidiaries on a consolidated basis. In addition, upon a change of control, the Company is required to offer to repurchase all of the Notes then outstanding, at a purchase price equal to 101 percent of their principal amount, plus any accrued interest to the date of repurchase.

Nonrecourse Credit Facility:

On June 30, 2005, Portfolio Management amended and restated its nonrecourse credit facility with a lender and extended its existing exclusivity agreement with such lender through June 30, 2009. The new agreement provides that all purchases of accounts receivable by Portfolio Management with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement similar to the original facility, or under various equity sharing arrangements ranging from 25 percent to 50 percent equity provided by the lender. The lender will finance non-equity borrowings at 70 percent of the purchase price, unless otherwise negotiated, with floating interest at an annual rate equal to LIBOR plus 2.50 percent. As additional return on the debt financed portfolios, the lender receives 28 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and the initial investment by Portfolio Management, including interest. These borrowings are nonrecourse to the Company and are due two years from the date of each respective loan, unless otherwise negotiated. The Company may terminate the agreement at any time after June 2007, upon a change of control, for a cost of $250,000 for each remaining month under the agreement. The original facility as described below remains in effect for outstanding loans as of June 30, 2005.

9. Long-Term Debt (continued):

Nonrecourse Credit Facility (continued):

Under the original facility, all purchases of accounts receivable by Portfolio Management with a purchase price in excess of $4.0 million must have first been offered to the lender for financing at its discretion. The credit facility had no minimum or maximum credit authorization. If the lender chose to participate in the financing of a portfolio of accounts receivable, the financing was at 90 percent of the purchase price, unless otherwise negotiated, with floating interest at the prime rate plus 3.25 percent. Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and Portfolio Management’s original investment is returned, including interest. Thereafter, the lender is paid a residual of 40 percent of collections, less servicing costs, unless otherwise negotiated. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing.

Borrowings under both the original and amended and restated credit facility are nonrecourse to the Company, except for the assets within the entities established in connection with the financing agreement. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed through the agreement, in addition to other remedies.

Total debt outstanding under this facility was $59.2 million and $51.0 million as of June 30, 2007 and December 31, 2006, respectively, which included $8.4 million and $10.8 million, respectively, of accrued residual interest. The effective interest rate on these loans, including the residual interest component, was approximately 12.9 percent and 19.9 percent for the three months ended June 30, 2007 and 2006, respectively, and 12.5 percent and 19.1 percent for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, Portfolio Management was in compliance with all required covenants.

As noted above, upon full satisfaction of the notes payable and the return of the initial investment by Portfolio Management, including interest, as it relates to each purchase of accounts receivable under the previous agreement, the Company is obligated to pay the lender a contingent payment amount equal to 40 percent of collections received, unless otherwise negotiated, net of servicing fees and other related charges. The contingent payment has been accounted for as an embedded derivative in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At issuance, the loan proceeds received were allocated to the note payable and the embedded derivative. The resulting original issue discount on the note payable is amortized to interest expense through maturity using the effective interest method. At June 30, 2007 and December 31, 2006, the estimated fair value of the embedded derivative was $8.4 million and $10.8 million, respectively. The embedded derivative for each portfolio purchase is subject to market rate revaluation each period. Absent a readily available market for such embedded derivatives, the Company bases its revaluation on similar current period portfolio purchases’ underlying yields. During the three months ended June 30, 2007 and 2006, $583,000 and $30,000 was recorded as other income on the statement of operations to reflect the revaluation of the embedded derivatives. During the six months ended June 30, 2007 and 2006, $1.1 million and $296,000 was recorded as other income on the statement of operations to reflect the revaluation of the embedded derivatives.

As part of the exclusivity agreement described above, Portfolio Management has a joint venture agreement with the lender of the nonrecourse credit facility to purchase larger portfolios, whereby Portfolio Management owns 65 percent of the joint venture and is the managing member, and the lender owns the remaining 35 percent interest. Each party finances the joint venture based on predetermined percentages as negotiated for each portfolio purchase. The joint venture agreement was established to purchase accounts receivable at the discretion of Portfolio Management, and the joint venture is consolidated into Portfolio Management’s results of operations with a minority interest representing the lender’s equity ownership. At June 30, 2007 and December 31, 2006, the Company had $28.8 million and $12.2 million, respectively, of debt outstanding under the joint venture, which was included in the nonrecourse credit facility debt outstanding disclosed above.

10. Stockholders’ Equity:

The Company’s Series A Preferred Stock (“Series A”) is entitled to a dividend at an annual rate of 14 percent, and the Company’s Class L Common Stock (“Class L”) is entitled to a yield at an annual rate of 14 percent. The dividends and yields are calculated on February 28, May 31, August 31 and November 30 of each year, beginning February 28, 2007. On February 28, 2007 and May 31, 2007, 49,604 shares and 44,803 shares, respectively, of Series A were issued for the Series A “paid-in-kind” dividends. The yields for Class L are compounding and accumulate on the unreturned initial investment but are not declared until payment. As of May 31, 2007, the accumulated yield for shares of Class L was $6.9 million.

11. Derivative Financial Instruments:

The Company enters into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These contracts are designated as cash flow hedges. The Company had forward exchange contracts for the purchase of 32.8 million Canadian dollars and 243.2 million Philippine pesos outstanding at June 30, 2007, which mature throughout the remainder of 2007. For the three months ended June 30, 2007, the Company recorded unrealized net gains of $3.9 million in other comprehensive income (loss) for the change in fair value, and realized net gains of $977,000 were reclassified into earnings. For the six months ended June 30, 2007, the Company recorded unrealized net gains of $4.2 million in other comprehensive income (loss) for the change in fair value, and realized net gains of $19,000 were reclassified into earnings. For the three and six months ended June 30, 2006, the Company recorded unrealized net gains of $4.4 million in other comprehensive income (loss) for the change in fair value, and realized net gains of $1.4 million were reclassified into earnings. For the three and six months ended June 30, 2007, the Company recorded a net gain of $221,000 and a net loss of $117,000, respectively, representing the ineffectiveness of certain cash flow hedges. The impact of the settlement of the Company’s cash flow hedges was recorded in payroll and related expenses, selling, general and administrative expenses and other income (expense) in the statement of operations. At June 30, 2007, the fair market value of all outstanding cash flow hedges was a net asset of $1.5 million, which was included in other current assets. All of the accumulated gains and losses in other comprehensive income (loss) related to cash flow hedges at June 30, 2007, are expected to be reclassified into earnings within the next 12 months.

On November 30, 2006, the Company entered into interest rate swap agreements to minimize the impact of LIBOR fluctuations on interest payments on the Company’s floating rate debt. The interest rate swaps are designated as cash flow hedges. The interest rate swaps cover an aggregate notional amount of $189.0 million and were effective as of February 22, 2007. The Company is required to pay the counterparties quarterly interest payments at a weighted average fixed rate of 4.77 percent, and receives from the counterparties variable quarterly interest payments based on LIBOR. The net interest paid or received is included in interest expense. For the three and six months ended June 30, 2007, the Company recorded unrealized net gains of $2.0 million in other comprehensive income (loss) for the change in fair value, and realized net gains of $402,000 were reclassified into earnings. As of June 30, 2007, the fair market value of all outstanding interest rate swaps was $2.2 million, which was included in other current assets.

The Company’s nonrecourse credit facility relating to purchased accounts receivable contains contingent payments that are accounted for as embedded derivatives. The contingent payments are equal to 40 percent of collections received after principal and interest, unless otherwise negotiated, net of servicing fees and other related charges. At issuance, the loan proceeds received were allocated to the note payable and the embedded derivative. The resulting original issue discount on the note payable is amortized to interest expense through maturity using the effective interest method. At June 30, 2007 and December 31, 2006, the estimated fair value of the embedded derivative was $8.4 million and $10.8 million, respectively. The embedded derivative for each portfolio purchase is subject to market rate revaluation each period. Absent a readily available market for such embedded derivatives, the Company bases its revaluation on similar current period portfolio purchases’ underlying yields. During the three months ended June 30, 2007 and 2006, $583,000 and $30,000, respectively, was recorded as other income on the statement of operations to reflect the revaluation of the embedded derivatives. During the six months ended June 30, 2007 and 2006, $1.1 million and $296,000, respectively, was recorded as other income on the statement of operations to reflect the revaluation of the embedded derivatives.

11. Derivative Financial Instruments (continued):

The Company enters into interest rate cap contracts to minimize the impact of LIBOR fluctuations on transactions and cash flows. The Company had interest rate caps covering an aggregate notional amount of $157.0 million at June 30, 2007, with a weighted average LIBOR cap rate of 6.00 percent. For the three and six months ended June 30, 2007, the Company recorded $27,000 and $54,000, respectively, of interest expense from the amortization of the original cost of the interest rate caps. The interest rate caps are not designated as cash flow hedges, and, accordingly, changes in fair market value, if any, are recorded in other income (expense) in the statement of operations. For the three and six months ended June 30, 2007, the Company recorded an increase of $67,000 and $9,000, respectively, in other income for the change in the fair market value of the interest rate caps. As of June 30, 2007, the fair market value of all outstanding interest rate caps was $116,000, which was included in other current assets.

12. Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	Successor	Predecessor
	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
Noncash investing and financing activities:
Fair value of assets acquired	$2,696	$—
Liabilities assumed from acquisitions	776	—
Disposal of fixed assets	740	—
Adjustment to acquisition accrual	476	—
Nonrecourse borrowings to purchase accounts receivable	—	1,025
Adjustments to purchased accounts receivable	519	—

13. Commitments and Contingencies:

Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications companies, a foreign labor subcontractor in India and other vendors that require minimum purchase commitments. These agreements expire between 2007 and 2009. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

2007	$43,324
2008	15,152
2009	1,966

$60,442

The Company incurred $15.5 million and $16.6 million of expense in connection with these purchase commitments for the three months ended June 30, 2007 and 2006, respectively, and $30.5 million and $32.2 million for the six months ended June 30, 2007 and 2006, respectively.

Forward-Flow Agreements:

The Company has several fixed price agreements, or forward-flows, that obligate the Company to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. At June 30, 2007, the Company had forward-flows aggregating approximately $3.2 million per month, expiring between July 2007 and May 2012. The terms of the agreements vary; typically they can be terminated by the seller with either 30 days, 60 days or 90 days written notice.

13. Commitments and Contingencies (continued):

Litigation and Investigations:

The Company is party, from time to time, to various legal proceedings, regulatory investigations and tax examinations incidental to its business. The Company continually monitors these legal proceedings, regulatory investigations and tax examinations to determine the impact and any required accruals.

Fort Washington Flood:

In June 2001, the first floor of the Company’s Fort Washington, Pennsylvania, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. The Company subsequently decided to relocate its corporate headquarters to Horsham, Pennsylvania. The Company filed a lawsuit on August 14, 2001 in the Court of Common Pleas, Montgomery County, Pennsylvania (Civil Action No. 01-15576) against the current landlord and the former landlord of the Fort Washington facilities to terminate the leases and to obtain other relief. The landlord and the former landlord filed counter-claims against the Company. The Company maintains a reserve that it believes is adequate to address its exposure to this matter and plans to continue to contest this matter.

U.S. Department of Justice:

On February 24, 2006, the U.S. Department of Justice alleged certain civil damages of approximately $5.0 million. The alleged damages relate to a matter the Company reported to federal authorities and the client in 2003 involving three employees who engaged in unauthorized student loan consolidations in connection with a client contract. The responsible employees were terminated at that time in 2003. The Company does not agree with the allegations regarding damages and has and will continue to engage in discussions with the Department of Justice in an effort to amicably resolve the matter. The Company expects that actual damages incurred as a result of this incident, if any, will be covered by insurance.

Tax Matters:

In 2004, the Company received notice of a proposed reassessment from a foreign taxing authority relating to certain matters occurring from 1998 through 2001 regarding one of the Company’s subsidiaries. In September 2006, the Company received the formal notice of reassessment in the amount of $16.0 million including interest and penalties (converted as of June 30, 2007), and in December 2006 the Company paid a deposit of $8.5 million including interest. The Company maintains a reserve that it believes is adequate to address its exposure to this matter and has contested the reassessment.

New York and Texas Attorneys General:

In August 2006, the Company received a subpoena from the New York Attorney General and in April 2007 the Company received a subpoena from the Texas Attorney General requesting information relating to the Company’s debt collection practices in such states. The Company is in the process of responding to such inquiries or investigations and providing certain information to the Attorney’s General offices. The Company believes it is in compliance with the state laws of New York and Texas relating to debt collection practices in all material respects. However, no assurance can be given that any such inquiries or investigations will not result in a formal investigation or an enforcement action. Any such enforcement actions could result in fines as well as the suspension or termination of the Company’s ability to conduct business in such states.

13. Commitments and Contingencies (continued):

Litigation and Investigations (continued):

Massachusetts Attorney General:

In September 2006, the Company received a letter from the Massachusetts Attorney General requesting information relating to the Company’s debt collection practices in that state. On July 27, 2007, the Company agreed to pay $10,000 and to abide by certain injunctive provisions. The Company did not admit any liability or wrongdoing.

Other:

The Company is involved in other legal proceedings, regulatory investigations and tax examinations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings, regulatory investigations or tax examinations will have a materially adverse effect on the financial condition or results of operations of the Company.

14. Segment Reporting:

On November 15, 2006, the Company reorganized its business segments in connection with a management realignment. The ARM North America and ARM International segments have been combined and renamed ARM. The information presented below has been restated to reflect this reorganization.

As of June 30, 2007, the Company’s business consisted of three operating divisions: ARM, CRM and Portfolio Management. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies” to the Company’s Annual Finanacial Statements, included in the Company’s Prospectus filed pursuant to Rule 424(b)(3) on July 18, 2007.

ARM provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM serves clients of all sizes in local, regional, and national markets in the United States, Canada, the United Kingdom and Australia. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. ARM had total assets, net of any intercompany balances, of $881.1 million and $932.2 million at June 30, 2007 and December 31, 2006, respectively. ARM had capital expenditures of $9.3 million and $16.3 million for the six months ended June 30, 2007 and 2006, respectively. ARM also provides accounts receivable management services to Portfolio Management. ARM recorded revenue of $25.6 million and $29.0 million for these services for the three months ended June 30, 2007 and 2006, respectively, and $53.3 million and $61.3 million for the six months ended June 30, 2007 and 2006, respectively. Included in ARM’s intercompany revenue for the three months ended June 30, 2007 and 2006, was $875,000 and $1.5 million, respectively, of commissions from the sale of portfolios by Portfolio Management, and $1.5 million and $3.8 million for the six months ended June 30, 2007 and 2006, respectively.

The CRM division provides customer relationship management services to clients in the United States, Canada and Latin America through offices in the United States, Canada, the Philippines, Panama and Barbados. The Company’s acquisition of Star Contact in December 2006 was included in the CRM segment. CRM had total assets, net of any intercompany balances, of $325.7 million and $287.7 million at June 30, 2007 and December 31, 2006, respectively. CRM had capital expenditures of $2.9 million and $8.1 million for the six months ended June 30, 2007 and 2006, respectively. CRM also provides certain services to ARM. CRM recorded revenue of $98,000 and $187,000 for these services for the three and six months ended June 30, 2007.

14. Segment Reporting (continued):

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies and other consumer oriented companies. Portfolio Management had total assets, net of any intercompany balances, of $451.2 million and $424.2 million at June 30, 2007 and December 31, 2006, respectively.

The following tables represent the revenue, payroll and related expenses, selling, general, and administrative expenses, restructuring charges and income (loss) before depreciation and amortization for each segment:

	Successor
	For the Three Months Ended June 30, 2007 (amounts in thousands)
	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	Income from Operations Before Depreciation and Amortization
ARM	$210,604	$98,361	$91,420	$20,823
CRM	81,639	59,874	12,998	8,767
Portfolio Management	43,630	1,998	26,879	14,753
Eliminations	(25,711)	(98)	(25,613)	—

Total	$310,162	$160,135	$105,684	$44,343

	Predecessor
	For the Three Months Ended June 30, 2006 (amounts in thousands)
	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	Restructuring Charge	Income (Loss) from Operations Before Depreciation and Amortization
ARM	$217,488	$102,352	$91,983	$1,387	$21,766
CRM	60,081	49,203	10,940	—	(62)
Portfolio Management	47,601	2,105	30,494	—	15,002
Eliminations	(28,955)	—	(28,955)	—	—

Total	$296,215	$153,660	$104,462	$1,387	$36,706

14. Segment Reporting (continued):

	Successor
	For the Six Months Ended June 30, 2007 (amounts in thousands)
	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	Income from Operations Before Depreciation and Amortization
ARM	$433,784	$200,544	$185,848	$47,392
CRM	160,770	118,901	25,890	15,979
Portfolio Management	87,490	3,972	55,380	28,138
Eliminations	(53,507)	(187)	(53,320)	—

Total	$628,537	$323,230	$213,798	$91,509

	Predecessor
	For the Six Months Ended June 30, 2006 (amounts in thousands)
	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	Restructuring Charge	Income (Loss) from Operations Before Depreciation and Amortization
ARM	$452,129	$213,114	$188,341	$5,505	$45,169
CRM	119,407	97,673	22,391	269	(926)
Portfolio Management	97,740	4,263	63,773	—	29,704
Eliminations	(61,314)	—	(61,314)	—	—

Total	$607,962	$315,050	$213,191	$5,774	$73,947

15. Related Party Transactions:

The Company has agreed to pay OEP a management fee of $3.0 million per year, plus reimbursement of expenses, for management, advice and related services. During the three and six months ended June 30, 2007, the Company incurred $750,000 and $1.5 million, respectively, relating to management fees, which were included in selling, general and administrative expenses.

OEP is an affiliate of JPMorgan Chase & Co. (“JPM”), and JPM is a client of the Company. For the three and six months ended June 30, 2007, the Company received fees for providing services to JPM of $2.5 million and $4.6 million, respectively. Additionally, affiliates of Citigroup are investors of the Company, and Citigroup is a client of the Company. For the three and six months ended June 30, 2007, the Company received fees for providing services to Citigroup of $8.9 million and $18.3 million, respectively. During the six months ended June 30, 2007, the Company purchased accounts receivable for a purchase price of $1.7 million from an affiliate of Citigroup.

16. Recently Issued and Proposed Accounting Pronouncements:

FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” referred to as SFAS 157. This statement defines fair value and provides guidance for measuring assets and liabilities at fair value. This statement also expands the disclosure requirements about the use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company has not completed its review and assessment of the impact of the adoption of SFAS 157.

FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”:

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” referred to as SFAS 159. This statement permits the choice, at specified election dates, to measure certain financial instruments and other items at fair value, which are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not completed its review and assessment of the impact of the adoption of SFAS 159.

17. Subsidiary Guarantor Financial Information:

The Notes are fully and unconditionally guaranteed, jointly and severally, by certain domestic wholly owned subsidiaries of the Company (collectively, the “Guarantors”). Non-guarantors consist of all non-domestic subsidiaries, certain subsidiaries engaged in financing the purchase of delinquent accounts receivable portfolios, portfolio joint ventures (which are engaged in portfolio financing transactions) and certain immaterial subsidiaries (collectively, the “Non-Guarantors”). The following tables present the consolidating financial information for the Company (Parent), the Guarantors and the Non-Guarantors, together with eliminations, as of and for the periods indicated.

17. Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

June 30, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$8,694	$11,921	$—	$20,615
Accounts receivable, trade, net of allowance for doubtful accounts	—	127,305	18,933	—	146,238
Purchased accounts receivable, current portion, net of allowance for impairment	—	9,684	82,944	—	92,628
Deferred income taxes	422	7,570	1,642	—	9,634
Prepaid expenses and other current assets	5,842	19,840	7,700	—	33,382

Total current assets	6,264	173,093	123,140	—	302,497

Property and equipment, net	—	80,003	47,837	—	127,840

Other assets:
Goodwill	—	547,833	58,015	—	605,848
Trade name	—	93,766	2,847	—	96,613
Other intangibles, net of accumulated amortization	—	271,557	25,243	—	296,800
Purchased accounts receivable, net of current portion	—	18,488	160,321	—	178,809
Deferred income taxes	—	—	6,362	—	6,362
Investment in subsidiaries	748,870	98,179	—	(847,049)	—
Other assets	16,494	25,392	1,358	—	43,244

Total other assets	765,364	1,055,215	254,146	(847,049)	1,227,676

Total assets	$771,628	$1,308,311	$425,123	$(847,049)	$1,658,013

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Long-term debt, current portion	$4,650	$214	$33,870	$—	$38,734
Intercompany (receivable) loan	(200,261)	124,127	76,134	—	—
Income taxes payable	—	—	9,684	—	9,684
Accounts payable	750	12,788	3,781	—	17,319
Accrued expenses	6,776	44,800	9,646	—	61,222
Accrued compensation and related expenses	—	21,486	12,277	—	33,763

Total current liabilities	(188,085)	203,415	145,392	—	160,722

Long-term liabilities:
Long-term debt, net of current portion	632,120	235,700	26,324	—	894,144
Deferred income taxes	(66,826)	153,852	54,839	—	141,865
Other long-term liabilities	—	7,147	3,093	—	10,240

Minority interest	—	—	56,623	—	56,623

Stockholders' equity	394,419	708,197	138,852	(847,049)	394,419

Total liabilities and stockholders' equity	$771,628	$1,308,311	$425,123	$(847,049)	$1,658,013

17. Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

December 31, 2006

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$339	$1,279	$12,281	$—	$13,899
Accounts receivable, trade, net of allowance for doubtful accounts	—	128,187	15,746	—	143,933
Purchased accounts receivable, current portion, net of allowance for impairment	—	16,122	131,181	—	147,303
Deferred income taxes	427	7,574	1,645	—	9,646
Prepaid expenses and other current assets	2,971	21,127	5,482	—	29,580

Total current assets	3,737	174,289	166,335	—	344,361

Property and equipment, net	—	88,652	47,279	—	135,931

Other assets:
Goodwill	—	545,544	55,002	—	600,546
Trade name	—	93,766	2,847	—	96,613
Other intangibles, net of accumulated amortization	—	292,859	28,042	—	320,901
Purchased accounts receivable, net of current portion	—	16,233	80,564	—	96,797
Deferred income taxes	—	—	5,815	—	5,815
Investment in subsidiaries	724,486	96,102	—	(820,588)	—
Other assets	17,066	25,081	1,028	—	43,175

Total other assets	741,552	1,069,585	173,298	(820,588)	1,163,847

Total assets	$745,289	$1,332,526	$386,912	$(820,588)	$1,644,139

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Long-term debt, current portion	$4,650	$210	$31,832	$—	$36,692
Intercompany (receivable) loan	(232,277)	178,576	53,701	—	—
Income taxes payable	—	—	6,987	—	6,987
Accounts payable	—	9,383	2,210	—	11,593
Accrued expenses	12,083	50,562	11,136	—	73,781
Accrued compensation and related expenses	—	23,193	10,828	—	34,021

Total current liabilities	(215,544)	261,924	116,694	—	163,074

Long-term liabilities:
Long-term debt, net of current portion	625,945	235,938	19,738	—	881,621
Deferred income taxes	(53,433)	145,495	52,681	—	144,743
Other long-term liabilities	—	7,598	3,154	—	10,752

Minority interest	—	—	55,628	—	55,628

Stockholders' equity	388,321	681,571	139,017	(820,588)	388,321

Total liabilities and stockholders' equity	$745,289	$1,332,526	$386,912	$(820,588)	$1,644,139

17. Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended June 30, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Services	$—	$266,557	$87,810	$(87,834)	$266,533
Portfolio	—	10,069	32,685	—	42,754
Portfolio sales	—	815	60	—	875

Total revenues	—	277,441	120,555	(87,834)	310,162

Operating costs and expenses:
Payroll and related expenses	4	164,204	57,782	(61,855)	160,135
Selling, general and administrative expenses	1,054	86,488	44,121	(25,979)	105,684
Depreciation and amortization expense	—	18,142	5,844	—	23,986

Total operating costs and expenses	1,058	268,834	107,747	(87,834)	289,805

(Loss) income from operations	(1,058)	8,607	12,808	—	20,357

Other income (expense):
Interest and investment income	69	264	800	—	1,133
Interest expense	(15,791)	(4,632)	(2,661)	—	(23,084)
Interest income (expense) to affiliate	440	1,404	(1,844)	—	—
Subsidiary income	9,772	3,592	—	(13,364)	—
Other income	—	1,593	—	—	1,593

	(5,510)	2,221	(3,705)	(13,364)	(20,358)

(Loss) income before income tax (benefit) expense	(6,568)	10,828	9,103	(13,364)	(1)

Income tax (benefit) expense	(5,830)	2,694	2,605	—	(531)

(Loss) income before minority interest	(738)	8,134	6,498	(13,364)	530

Minority interest	—	—	(1,268)	—	(1,268)

Net (loss) income	$(738)	$8,134	$5,230	$(13,364)	$(738)

17. Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Income

For the Three Months Ended June 30, 2006

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Services	$—	$263,168	$73,077	$(87,938)	$248,307
Portfolio	—	10,797	33,091	—	43,888
Portfolio sales	—	3,762	258	—	4,020

Total revenues	—	277,727	106,426	(87,938)	296,215

Operating costs and expenses:
Payroll and related expenses	4	160,743	51,896	(58,983)	153,660
Selling, general and administrative expenses	728	94,804	37,885	(28,955)	104,462
Depreciation and amortization expense	33	9,247	3,640	—	12,920
Restructuring charges	—	1,332	55	—	1,387

Total operating costs and expenses	765	266,126	93,476	(87,938)	272,429

(Loss) income from operations	(765)	11,601	12,950	—	23,786

Other income (expense):
Interest and investment income	127	401	199	—	727
Interest expense	(2,341)	(1,774)	(2,678)	—	(6,793)
Interest (expense) income to affiliate	(9,637)	10,344	(707)	—	—
Subsidiary income	18,325	4,119	—	(22,444)	—

	6,474	13,090	(3,186)	(22,444)	(6,066)

Income before income tax (benefit) expense	5,709	24,691	9,764	(22,444)	17,720

Income tax (benefit) expense	(4,336)	7,331	3,367	—	6,362

Income before minority interest	10,045	17,360	6,397	(22,444)	11,358

Minority interest	—	—	(1,313)	—	(1,313)

Net income	$10,045	$17,360	$5,084	$(22,444)	$10,045

17. Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Six Months Ended June 30, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Services	$—	$544,416	$172,113	$(175,482)	$541,047
Portfolio	—	20,759	65,242	—	86,001
Portfolio sales	—	1,225	264	—	1,489

Total revenues	—	566,400	237,619	(175,482)	628,537

Operating costs and expenses:
Payroll and related expenses	7	331,302	113,717	(121,796)	323,230
Selling, general and administrative expenses	2,062	176,340	89,082	(53,686)	213,798
Depreciation and amortization expense	—	36,078	11,390	—	47,468

Total operating costs and expenses	2,069	543,720	214,189	(175,482)	584,496

(Loss) income from operations	(2,069)	22,680	23,430	—	44,041

Other income (expense):
Interest and investment income	24	681	1,656	—	2,361
Interest expense	(33,088)	(9,492)	(4,789)	—	(47,369)
Interest (expense) income to affiliate	(4,692)	7,882	(3,190)	—	—
Subsidiary income	23,565	6,356	—	(29,921)	—
Other income	—	763	—	—	763

	(14,191)	6,190	(6,323)	(29,921)	(44,245)

(Loss) income before income tax (benefit) expense	(16,260)	28,870	17,107	(29,921)	(204)

Income tax (benefit) expense	(14,160)	8,422	4,963	—	(775)

(Loss) income before minority interest	(2,100)	20,448	12,144	(29,921)	571

Minority interest	—	—	(2,671)	—	(2,671)

Net (loss) income	$(2,100)	$20,448	$9,473	$(29,921)	$(2,100)

17. Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Income

For the Six Months Ended June 30, 2006

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Services	$—	$543,852	$144,986	$(179,249)	$509,589
Portfolio	—	24,725	64,690	—	89,415
Portfolio sales	—	5,619	3,339	—	8,958

Total revenues	—	574,196	213,015	(179,249)	607,962

Operating costs and expenses:
Payroll and related expenses	7	329,420	103,558	(117,935)	315,050
Selling, general and administrative expenses	967	195,181	78,357	(61,314)	213,191
Depreciation and amortization expense	230	18,826	7,059	—	26,115
Restructuring charges	—	5,036	738	—	5,774

Total operating costs and expenses	1,204	548,463	189,712	(179,249)	560,130

(Loss) income from operations	(1,204)	25,733	23,303	—	47,832

Other income (expense):
Interest and investment income	156	851	583	—	1,590
Interest expense	(5,293)	(2,753)	(5,758)	—	(13,804)
Interest (expense income) to affiliate	(16,484)	17,710	(1,226)	—	—
Subsidiary income	35,577	7,073	—	(42,650)	—

	13,956	22,881	(6,401)	(42,650)	(12,214)

(Loss) income before income tax (benefit) expense	12,752	48,614	16,902	(42,650)	35,618

Income tax (benefit) expense	(7,833)	14,911	5,926	—	13,004

Income before minority interest	20,585	33,703	10,976	(42,650)	22,614

Minority interest	—	—	(2,029)	—	(2,029)

Net income	$20,585	$33,703	$8,947	$(42,650)	$20,585

17. Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(41,142)	$55,225	$22,697	$36,780

Cash flows from investing activities:
Purchases of accounts receivable	—	(2,091)	(71,933)	(74,024)
Collections applied to principal of purchased accounts receivable	—	5,091	34,096	39,187
Proceeds from sales and resales of purchased accounts receivable	—	2,463	7,141	9,604
Purchases of property and equipment	—	(8,114)	(4,102)	(12,216)
Proceeds from notes receivable	—	581	—	581
Net cash paid for acquisitions and related costs	—	(2,414)	(1,873)	(4,287)

Net cash used in investing activities	—	(4,484)	(36,671)	(41,155)

Cash flows from financing activities:
Repayment of notes payable	—	(362)	(23,684)	(24,046)
Borrowings under notes payable	—	—	31,839	31,839
Repayment of borrowings under senior credit facility	(38,325)	—	—	(38,325)
Borrowings under senior credit facility	44,500	—	—	44,500
Borrowings under (repayment of) intercompany notes payable	34,702	(42,743)	8,041	—
Payment of fees to acquire debt	(74)	(221)	—	(295)
Investment in subsidiary by minority interest	—	—	933	933
Return of investment in subsidiary to minority interest	—	—	(3,992)	(3,992)

Net cash provided by (used in) financing activities	40,803	(43,326)	13,137	10,614

Effect of exchange rate on cash	—	—	477	477

Net (decrease) increase in cash and cash equivalents	(339)	7,415	(360)	6,716

Cash and cash equivalents at beginning of the period	339	1,279	12,281	13,899

Cash and cash equivalents at end of the period	$—	$8,694	$11,921	$20,615

17. Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2006

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(1,170)	$37,987	$24,163	$60,980

Cash flows from investing activities:
Purchases of accounts receivable	—	(4,343)	(52,073)	(56,416)
Collections applied to principal of purchased accounts receivable	—	12,137	37,126	49,263
Proceeds from sales and resales of purchased accounts receivable	—	6,183	7,476	13,659
Purchases of property and equipment	—	(18,182)	(6,144)	(24,326)
Proceeds from notes receivable	—	591	—	591
Proceeds from sale to minority interest	—	—	12,720	12,720
Net cash paid for acquisitions and related costs	—	(272)	(2,700)	(2,972)

Net cash used in investing activities	—	(3,886)	(3,595)	(7,481)

Cash flows from financing activities:
Repayment of notes payable	—	(3,705)	(29,530)	(33,235)
Borrowings under notes payable	—	—	16,067	16,067
Repayment of borrowings under senior credit facility	(64,300)	(19,300)	—	(83,600)
Borrowings under senior credit facility	131,000	32,500	—	163,500
Repayment of convertible notes	(125,000)	—	—	(125,000)
Borrowings under (repayment of) intercompany notes payable	55,848	(43,586)	(12,262)	—
Payment of fees to acquire debt	—	(3)	—	(3)
Investment in subsidiary by minority interest	—	—	2,971	2,971
Return of investment in subsidiary to minority interest	—	—	(2,283)	(2,283)
Issuance of stock, net of taxes	3,554	—	—	3,554

Net cash provided by (used in) financing activities	1,102	(34,094)	(25,037)	(58,029)

Effect of exchange rate on cash	—	—	1,307	1,307

Net (decrease) increase in cash and cash equivalents	(68)	7	(3,162)	(3,223)
Cash and cash equivalents at beginning of the period	100	5,093	18,523	23,716

Cash and cash equivalents at end of the period	$32	$5,100	$15,361	$20,493

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements included in this Quarterly Report, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to:

•	the Company’s expected future results of operations;

•	the Company’s growth strategy;

•	fluctuations in quarterly operating results;

•	the integration of acquisitions;

•	the final outcome of the Company’s litigation with its former landlord;

•	the effects of terrorist attacks, war and the economy on the Company’s business;

•	expected increases in operating efficiencies;

•	anticipated trends in the business process outsourcing industry, referred to as BPO;

•	estimates of future cash flows and allowances for impairments of purchased accounts receivable;

•	estimates of goodwill impairments and amortization expense of other intangible assets;

•	the effects of legal proceedings, regulatory investigations and tax examinations;

•	the effects of changes in accounting pronouncements; and

•	statements as to trends or the Company’s or management’s beliefs, expectations and opinions.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements. These statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of the Company’s future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include:

•	risks related to the Company’s substantial indebtedness incurred in connection with the Transaction on November 15, 2006;

•	the risk that the Company will not be able to implement its growth strategy as and when planned;

•	risks associated with growth and acquisitions;

•	the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions;

•	fluctuations in quarterly operating results;

•	risks related to the timing of contracts;

•	risks related to purchased accounts receivable;

•	risks related to possible impairment of goodwill and other intangible assets;

•	risks related to union organizing efforts at the Company’s facilities;

•	risks associated with technology;

•	risks related to the implementation of the Company’s Enterprise Resource Planning system;

•	risks related to the final outcome of the Company’s litigation with its former landlord;

•	risks related to litigation, regulatory investigations and tax examinations;

•	risks related to past or possible future terrorist attacks;

•	risks related to natural disasters or the threat or outbreak of war or hostilities;

•	risks related to the domestic and international economies;

•	the risk that the Company will not be able to improve margins;

•	risks related to the Company’s international operations;

•	risks related to the availability of qualified employees, particularly in new or more cost-effective locations;

•	risks related to currency fluctuations;

•	risks related to reliance on independent telecommunications service providers;

•	risks related to concentration of the Company’s clients in the financial services, telecommunications and healthcare sectors;

•	risks related to potential consumer resistance to outbound services;

•	risks related to the possible loss of key clients;

•	risks related to changes in government regulations affecting the teleservices and telecommunications industries;

•	risks related to competition from other outside providers of BPO services and the in-house operations of existing and potential clients; and

•	risks related to competition with other purchasers of accounts receivable.

The Company can give no assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. The Company disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise. For additional information concerning the risks that affect us, see Part II. Other Information – Item 1A. Risk Factors of this Report on Form 10-Q.

Overview

On November 15, 2006, NCO Group, Inc. was acquired by and became a wholly owned subsidiary of Collect Holdings Inc., an entity controlled by One Equity Partners and its affiliates, with participation by Michael J. Barrist, Chairman, President and Chief Executive Officer of NCO Group, Inc., certain other members of executive management and other co-investors, referred to as the Transaction. Under the terms of the merger agreement, NCO Group, Inc. shareholders received $27.50 in cash, without interest, for each share of NCO Group, Inc. common stock that they held. On February 27, 2007, NCO Group, Inc. was merged with and into Collect Holdings, Inc. and the surviving corporation was renamed NCO Group, Inc. The accompanying consolidated financial statements are presented for two periods, Predecessor and Successor which relate to the period of operations preceding the Transaction and the period of operations succeeding the Transaction, respectively. Collect Holdings was formed on July 13, 2006 (there were no operations from the date of inception until the Transaction on November 15, 2006).

We are a holding company and conduct substantially all of our business operations through our subsidiaries. We are an international provider of business process outsourcing services, referred to as BPO, primarily focused on accounts receivable management, referred to as ARM, and customer relationship management, referred to as CRM, serving a wide range of clients in North America and abroad through our global network of over 100 offices. We also purchase and manage past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies, and other consumer-oriented companies.

During 2006, we generated approximately 59 percent of our ARM revenue from the recovery of delinquent accounts receivable on a contingency fee basis. Our ARM contingency fees range from six percent for the management of accounts placed early in the accounts receivable cycle to 50 percent for accounts that have been serviced extensively by the client or by third-party providers. Our average fee for ARM contingency-based revenue across all industries was approximately 17 percent during 2006, 18 percent during 2005 and 19 percent during 2004. In addition, we generate revenue from fixed fee services for certain ARM services. Generally, revenue is earned and recognized upon collection of accounts receivable for contingency fee services and as work is performed for fixed fee services. We enter into contracts with most of our clients that define, among other things, fee arrangements, scope of services, and termination provisions. Clients typically have the right to terminate their contracts on 30 or 60 days’ notice. Approximately 41 percent of our ARM revenue is generated from contractual collection services, where fees are based on a monthly rate or a per service charge, and other ARM services.

During 2006, approximately 78 percent of our CRM revenue was generated from inbound services, which consist primarily of customer service and technical support programs, and to a lesser extent acquisition and retention services. Inbound services involve the processing of incoming calls, often placed by our clients’ customers using toll-free numbers, to a customer service representative for service, order fulfillment or information. During 2006, outbound services, which consist of customer acquisition and customer retention services, represented approximately 22 percent of our CRM revenue.

Our operating costs consist principally of payroll and related costs; selling, general and administrative costs; and depreciation and amortization. Payroll and related expenses consist of wages and salaries, commissions, bonuses, and benefits for all of our employees, including management and administrative personnel. Selling, general and administrative expenses include telephone, postage and mailing costs, outside collection attorneys and other third-party collection services providers, and other collection costs, as well as expenses that directly support operations, including facility costs, equipment maintenance, sales and marketing, data processing, professional fees, and other management costs. During 2005 and the first six months of 2006, the earnings of the CRM division were impacted by increased expenses associated with implementing new clients. We incur the upfront expenses required to begin working for a new client, such as facilities and telephone expense, before we begin generating the offsetting revenue.

Effective January 1, 2006, we adopted FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” referred to as SFAS 123R. SFAS 123R requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements based on their fair values. The standard applies to newly granted or modified awards and previously granted awards that are not fully vested on the date of adoption. Prior to January 1, 2006, we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” referred to as APB 25, and related interpretations. Under APB 25, because the exercise price of the stock options equaled the fair value of the underlying common stock on the date of grant, no compensation cost was recognized.

We adopted SFAS 123R using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption. Compensation expense recognized related to stock options for the three and six months ended June 30, 2006 was $148,000 and $254,000, respectively. Since there were no stock options outstanding during the three and six months ended June 30, 2007, due to the payout of all stock options in connection with the Transaction, there was no compensation expense recorded. Compensation expense recognized related to restricted share awards for the three months ended June 30, 2007 and 2006 was $50,000 and $433,000, respectively. For the six months ended June 30, 2007 and 2006, compensation expense recognized related to restricted share awards was $157,000 and $927,000, respectively. At June 30, 2007, there was $1.1 million of total unrecognized pre-tax compensation cost related to non-vested restricted stock, which is expected to be recognized straight-line over a weighted-average period of four years.

We have grown rapidly, through both acquisitions as well as internal growth. On January 9, 2007, we acquired Statewide Mercantile Services, referred to as SMS, a provider of ARM services in Australia, for approximately $2.0 million, which included SMS’ portfolio of purchased accounts receivable, and recorded goodwill of approximately $1.9 million in the ARM segment. During 2006, we completed two acquisitions: Australian Receivables Limited, referred to as ARL, in July 2006 for $3.3 million; and Star Contact (BVI) Ltd and Call Center Telemarketing Pro-Panama, S.A., referred to as Star Contact, in December 2006 for $36.0 million. During 2005, we completed three acquisitions: Creative Marketing Strategies, referred to as CMS, in May 2005 for $5.9 million; seven wholly owned subsidiaries of Marlin Integrated Capital Holding Corporation, referred to as Marlin, in September 2005 for $89.9 million; and substantially all of the operating assets, including purchased portfolio assets, of Risk Management Alternatives Parent Corp. and its subsidiaries, referred to as RMA, in September 2005 for $116.1 million.

On November 15, 2006, we reorganized our business segments in connection with a management realignment. The ARM North America and ARM International segments have been combined and renamed ARM. The information presented below has been restated to reflect this reorganization. Our business currently consists of three operating divisions: ARM, CRM and Portfolio Management.

Three Months Ended June 30, 2007 (Successor) Compared to Three Months Ended June 30, 2006 (Predecessor)

Revenue. Revenue increased $13.9 million, or 4.7 percent, to $310.2 million for the three months ended June 30, 2007, from $296.2 million for the three months ended June 30, 2006.

Our operations are organized into three market specific divisions that include: ARM, CRM and Portfolio Management. For the three months ended June 30, 2007, these divisions accounted for $210.6 million, $81.6 million and $43.6 million of revenue, respectively. Included in ARM’s revenue was $25.6 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation, and included in CRM’s revenue was $98,000 of intercompany revenue from ARM, which was eliminated upon consolidation. For the three months ended June 30, 2006, these divisions accounted for $217.5 million, $60.1 million and $47.6 million of revenue, respectively. Included in ARM’s revenue was $29.0 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation.

ARM’s revenue decreased $6.9 million, or 3.2 percent, to $210.6 million for the three months ended June 30, 2007, from $217.5 million for the three months ended June 30, 2006. The decrease in ARM’s revenue was primarily attributable to a weaker collection environment during 2007 and a $3.4 million decrease in fees from collection services performed for Portfolio Management. Included in the intercompany service fees for the three months ended June 30, 2007 and 2006, was $875,000 and $1.5 million, respectively, of commissions from the sale of accounts receivable by Portfolio Management.

Revenue for the CRM division increased $21.5 million, or 35.8 percent, to $81.6 million for the three months ended June 30, 2007, from $60.1 million for the three months ended June 30, 2006. The increase in CRM’s revenue was primarily due to increased client volume, related to the implementation of new contracts during 2006 and 2007.

Portfolio Management’s revenue decreased $4.0 million, or 8.4 percent, to $43.6 million for the three months ended June 30, 2007, from $47.6 million for the three months ended June 30, 2006. The decrease primarily reflects lower revenue from the sale of accounts, which was $875,000 for the three months ended June 30, 2007 compared to $4.0 million for the three months ended June 30, 2006. Portfolio Management’s collections, excluding all portfolio sales, decreased $7.3 million, or 11.3 percent, to $57.5 million for the three months ended June 30, 2007, from $64.8 million for the three months ended June 30, 2006. Portfolio Management’s revenue represented 74 percent of collections, excluding all portfolio sales, for the three months ended June 30, 2007, as compared to 67 percent of collections, excluding all portfolio sales, for the three months ended June 30, 2006.

Payroll and related expenses. Payroll and related expenses increased $6.4 million to $160.1 million for the three months ended June 30, 2007, from $153.7 million for the three months ended June 30, 2006, but decreased as a percentage of revenue to 51.6 percent from 51.9 percent. Included in ARM’s payroll and related expenses for the three months ended June 30, 2007, was $98,000 of intercompany expense to CRM, for services provided to ARM.

ARM’s payroll and related expenses decreased $4.1 million to $98.3 million for the three months ended June 30, 2007, from $102.4 million for the three months ended June 30, 2006, and decreased as a percentage of revenue to 46.7 percent from 47.1 percent. Payroll and related expenses as a percentage of revenue decreased primarily due to the effective management of labor.

CRM’s payroll and related expenses increased $10.7 million to $59.9 million for the three months ended June 30, 2007, from $49.2 million for the three months ended June 30, 2006, but decreased as a percentage of revenue to 73.3 percent from 81.9 percent. The decrease in payroll and related expenses as a percentage of revenue was primarily attributable to the effective management of labor as well as the absorption of the fixed payroll costs over the higher revenue base.

Portfolio Management’s payroll and related expenses decreased $107,000 to $2.0 million for the three months ended June 30, 2007, from $2.1 million for the three months ended June 30, 2006, but increased slightly as a percentage of revenue to 4.6 percent from 4.4 percent. Portfolio Management outsources all of the collection services to ARM and, therefore, has a relatively small fixed payroll cost structure.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.2 million to $105.7 million for the three months ended June 30, 2007, from $104.5 million for the three months ended June 30, 2006, but decreased as a percentage of revenue to 34.1 percent from 35.3 percent. Included in Portfolio Management’s selling, general and administrative expenses for the three months ended June 30, 2007 and 2006, was $25.6 million and $29.0 million, respectively, of intercompany expense to ARM, for services provided to Portfolio Management. During the three months ended June 30, 2006, we recorded charges of $478,000 related to the Transaction and charges of $330,000 related to the integration of the RMA acquisition.

ARM’s selling, general and administrative expenses decreased $564,000 to $91.4 million for the three months ended June 30, 2007, from $92.0 million for the three months ended June 30, 2006, but increased as a percentage of revenue to 43.4 percent from 42.3 percent. The increase in selling, general and administrative expenses as a percentage of revenue was primarily attributable to leveraging our infrastructure over a lower revenue base. Included in ARM’s selling, general and administrative expenses for the three months ended June 30, 2006, were charges of $478,000 related to the Transaction and charges of $330,000 related to the integration of the RMA acquisition.

CRM’s selling, general and administrative expenses increased $2.1 million to $13.0 million for the three months ended June 30, 2007, from $10.9 million for the three months ended June 30, 2006, but decreased as a percentage of revenue to 15.9 percent from 18.2 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to the higher revenue base allowing for a better leverage of our infrastructure in this division.

Portfolio Management’s selling, general and administrative expenses decreased $3.6 million to $26.9 million for the three months ended June 30, 2007, from $30.5 million for the three months ended June 30, 2006, and decreased as a percentage of revenue to 61.6 percent from 64.1 percent. The decrease was due primarily to decreased servicing fees from ARM, attributable to the effect of the acquisitions of Marlin and RMA on the prior year period.

Restructuring charge. During the three months ended June 30, 2006, we incurred restructuring charges of $1.4 million related to the restructuring of our legacy operations to streamline our cost structure, in conjunction with the RMA acquisition. The charges consisted primarily of costs associated with the closing of redundant facilities and severance.

Depreciation and amortization. Depreciation and amortization increased to $24.0 million for the three months ended June 30, 2007, from $12.9 million for the three months ended June 30, 2006. The increase was attributable to amortization of the customer relationships resulting from the Transaction, as well as higher depreciation on additions to property and equipment during 2006 and 2007.

Other income (expense). Interest expense increased to $23.1 million for the three months ended June 30, 2007, from $6.8 million for the three months ended June 30, 2006. The increase was attributable to the $830.0 million of debt incurred in connection with the Transaction. Other income for the three months ended June 30, 2007 included approximately $1.2 million of net gains resulting from the settlement of certain foreign exchange contracts.

Income tax (benefit) expense. For the three months ended June 30, 2007, income tax benefit was $531,000 compared to income tax expense of $6.4 million for the three months ended June 30, 2006. The income tax benefit for the three months ended June 30, 2007 resulted from losses in the domestic ARM and CRM businesses combined with income from certain foreign businesses which are not subject to income tax.

Six Months Ended June 30, 2007 (Successor) Compared to Six Months Ended June 30, 2006 (Predecessor)

Revenue. Revenue increased $20.6 million, or 3.4 percent, to $628.5 million for the six months ended June 30, 2007, from $607.9 million for the six months ended June 30, 2006.

Our operations are organized into three market specific divisions that include: ARM, CRM and Portfolio Management. For the six months ended June 30, 2007, these divisions accounted for $433.8 million, $160.8 million and $87.4 million of revenue, respectively. Included in ARM’s revenue was $53.3 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation, and included in CRM’s revenue was $187,000 of intercompany revenue from ARM, which was eliminated upon consolidation. For the six months ended June 30, 2006, these divisions accounted for $452.1 million, $119.4 million and $97.7 million of revenue, respectively. Included in ARM’s revenue was $61.3 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation.

ARM’s revenue decreased $18.3 million, or 4.1 percent, to $433.8 million for the six months ended June 30, 2007, from $452.1 million for the six months ended June 30, 2006. The decrease in ARM’s revenue was primarily attributable to a weaker collection environment during 2007 and an $8.0 million decrease in fees from collection services performed for Portfolio Management. Included in the intercompany service fees for the six months ended June 30, 2007 and 2006, was $1.5 million and $3.8 million, respectively, of commissions from the sale of accounts receivable by Portfolio Management.

Revenue for the CRM division increased $41.4 million, or 34.7 percent, to $160.8 million for the six months ended June 30, 2007, from $119.4 million for the six months ended June 30, 2006. The increase in CRM’s revenue was primarily due to increased client volume, related to the implementation of new contracts during 2006 and 2007.

Portfolio Management’s revenue decreased $10.3 million, or 10.5 percent, to $87.4 million for the six months ended June 30, 2007, from $97.7 million for the six months ended June 30, 2006. The decrease primarily reflects lower revenue from the sale of accounts, which was $1.5 million for the six months ended June 30, 2007 compared to $9.0 million for the six months ended June 30, 2006. Portfolio Management’s collections, excluding all portfolio sales, decreased $13.0 million, or 9.6 percent, to $122.3 million for the six months ended June 30, 2007, from $135.3 million for the six months ended June 30, 2006. Portfolio Management’s revenue represented 70 percent of collections, excluding all portfolio sales, for the six months ended June 30, 2007, as compared to 65 percent of collections, excluding all portfolio sales, for the six months ended June 30, 2006. The decrease in collections was attributable to the effect of the acquisitions of the RMA and Marlin portfolios in September 2005, on collections for the six months ended June 30, 2006.

Payroll and related expenses. Payroll and related expenses increased $8.1 million to $323.2 million for the six months ended June 30, 2007, from $315.1 million for the six months ended June 30, 2006, but decreased as a percentage of revenue to 51.4 percent from 51.8 percent. Included in ARM’s payroll and related expenses for the six months ended June 30, 2007, was $187,000 of intercompany expense to CRM, for services provided to ARM.

ARM’s payroll and related expenses decreased $12.6 million to $200.5 million for the six months ended June 30, 2007, from $213.1 million for the six months ended June 30, 2006, and decreased as a percentage of revenue to 46.2 percent from 47.1 percent. Payroll and related expenses as a percentage of revenue decreased primarily due to the effective management of labor.

CRM’s payroll and related expenses increased $21.2 million to $118.9 million for the six months ended June 30, 2007, from $97.7 million for the six months ended June 30, 2006, but decreased as a percentage of revenue to 74.0 percent from 81.8 percent. The decrease in payroll and related expenses as a percentage of revenue was primarily attributable to the effective management of labor as well as the absorption of the fixed payroll costs over the higher revenue base.

Portfolio Management’s payroll and related expenses decreased $291,000 to $4.0 million for the six months ended June 30, 2007, from $4.3 million for the six months ended June 30, 2006, but increased slightly as a percentage of revenue to 4.5 percent from 4.4 percent. Portfolio Management outsources all of the collection services to ARM and, therefore, has a relatively small fixed payroll cost structure.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $606,000 to $213.8 million for the six months ended June 30, 2007, from $213.2 million for the six months ended June 30, 2006, but decreased as a percentage of revenue to 34.0 percent from 35.1 percent. Included in Portfolio Management’s selling, general and administrative expenses for the six months ended June 30, 2007 and 2006, was $53.3 million and $61.3 million, respectively, of intercompany expense to ARM, for services provided to Portfolio Management. During the six months ended June 30, 2006, we recorded charges of $478,000 related to the Transaction and charges of $1.4 million related to the integration of the RMA acquisition.

ARM’s selling, general and administrative expenses decreased $2.5 million to $185.8 million for the six months ended June 30, 2007, from $188.3 million for the six months ended June 30, 2006, but increased as a percentage of revenue to 42.8 percent from 41.7 percent. The increase in selling, general and administrative expenses as a percentage of revenue was primarily attributable to leveraging our infrastructure over a lower revenue base. Included in ARM’s selling, general and administrative expenses for the six months ended June 30, 2006, were charges of $478,000 related to the Transaction and charges of $1.4 million related to the integration of the RMA acquisition.

CRM’s selling, general and administrative expenses increased $3.5 million to $25.9 million for the six months ended June 30, 2007, from $22.4 million for the six months ended June 30, 2006, but decreased as a percentage of revenue to 16.1 percent from 18.8 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to the higher revenue base allowing for a better leverage of our infrastructure in this division.

Portfolio Management’s selling, general and administrative expenses decreased $8.4 million to $55.4 million for the six months ended June 30, 2007, from $63.8 million for the six months ended June 30, 2006, and decreased as a percentage of revenue to 63.3 percent from 65.2 percent. The decrease was due primarily to decreased servicing fees from ARM, attributable to the effect of the acquisitions of Marlin and RMA on the prior year period.

Restructuring charge. During the six months ended June 30, 2006, we incurred restructuring charges of $5.8 million related to the restructuring of our legacy operations to streamline our cost structure, in conjunction with the RMA acquisition. The charges consisted primarily of costs associated with the closing of redundant facilities and severance.

Depreciation and amortization. Depreciation and amortization increased to $47.5 million for the six months ended June 30, 2007, from $26.1 million for the six months ended June 30, 2006. The increase was attributable to amortization of the customer relationships resulting from the Transaction, as well as higher depreciation on additions to property and equipment during 2006 and 2007.

Other income (expense). Interest expense increased to $47.4 million for the six months ended June 30, 2007, from $13.8 million for the six months ended June 30, 2006. The increase was attributable to the $830.0 million of debt incurred in connection with the Transaction. Other income for the six months ended June 30, 2007 included approximately $370,000 of net gains resulting from the settlement of certain foreign exchange contracts.

Income tax (benefit) expense. For the six months ended June 30, 2007, income tax benefit was $775,000 compared to income tax expense of $13.0 million for the six months ended June 30, 2006. The income tax benefit for the six months ended June 30, 2007 resulted from losses in the domestic ARM and CRM businesses combined with income from certain foreign businesses which are not subject to income tax.

Liquidity and Capital Resources

Our primary sources of cash have been cash flows from operations, bank borrowings, nonrecourse borrowings, and debt offerings. Cash has been used for acquisitions, including the Transaction, repayments of bank borrowings, purchases of equipment, purchases of accounts receivable, and working capital to support our growth.

We believe that funds generated from operations, together with existing cash and available borrowings under our senior credit facility and nonrecourse credit facility will be sufficient to finance our current operations, planned capital expenditure requirements, internal growth and debt service obligations at least through the next twelve months. However, we could require additional debt or equity financing if we were to make any significant acquisitions for cash during that period.

The cash flow from our contingency collection business and our purchased portfolio business is dependent upon our ability to collect from consumers and businesses. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our expected future cash flows.

In connection with the Transaction on November 15, 2006, we repaid the Predecessor senior credit facility and entered into a new senior credit facility, referred to as the Credit Facility, to, in part, finance the Transaction and certain related costs and expenses. The Credit Facility consists of a $465.0 million term loan and a $100.0 million revolving credit facility.

Additionally, in connection with the Transaction, on November 15, 2006 we issued $165.0 million of floating rate senior notes and $200.0 million of 11.875 percent senior subordinated notes. As a result of the Transaction, we are significantly leveraged.

Cash Flows from Operating Activities. Cash provided by operating activities was $36.8 million for the six months ended June 30, 2007, compared to $61.0 million for the six months ended June 30, 2006. The decrease in cash provided by operating activities was primarily attributable to a net loss of $2.1 million for the six months ended June 30, 2007, compared to net income of $20.6 million in the prior year. Also contributing to the decrease was a $572,000 increase in income taxes payable compared to an increase of $19.8 million in the prior year, a $3.8 million decrease in deferred income taxes compared to a $9.5 million increase in the prior year, and a $4.1 million increase in accounts receivable, trade compared to an $8.5 million decrease in the prior year, due to increased billings to new clients. These items were offset in part by an increase in amortization related to the intangible assets acquired in connection with the Transaction and a $2.5 million increase in other assets compared to an $18.3 million increase in the prior year.

Cash Flows from Investing Activities. Cash used in investing activities was $41.2 million for the six months ended June 30, 2007, compared to $7.5 million for the six months ended June 30, 2006. The increase in cash used in investing activities was primarily attributable to higher purchases of accounts receivable for the six months ended June 30, 2007, the 50 percent minority interest investment of $12.7 million in the non-portfolio assets and liabilities of the Marlin acquisition by our nonrecourse lender for the six months ended June 30, 2006, and lower sales of purchased accounts receivable for the six months ended June 30, 2007. These items were partially offset by lower purchases of property and equipment compared to the prior year, due primarily to expenditures related to the start-up of new CRM contracts in the prior year.

Cash Flows from Financing Activities. Cash provided by financing activities was $10.6 million for the six months ended June 30, 2007, compared to cash used in financing activities of $58.0 million for the six months ended June 30, 2006. The increase in cash provided by financing activities was due primarily to borrowings, net of repayments, of $6.2 million under our Credit Facility compared to repayments, net of borrowings, of $45.1 million in the prior year under the Predecessor senior credit facility, including the repayment of the Predecessor convertible notes which were repaid using borrowings under the Predecessor senior credit facility. Also contributing to the increase was net borrowings of $7.8 million under our nonrecourse credit agreement compared to net repayments of $17.2 million in the prior year.

Senior Credit Facility. In connection with the Transaction, on November 15, 2006 we repaid the Predecessor senior credit facility and entered into a new senior credit facility, referred to as the Credit Facility, with a syndicate of financial institutions. The Credit Facility consists of a $465.0 million term loan and a $100.0 million revolving credit facility, with an option to allow us to increase our borrowing capacity under the Credit Facility in an aggregate amount not to exceed $100.0 million, subject to the satisfaction of certain conditions. A portion of the revolving credit facility is available for letters of credit and swingline loans, each not to exceed $20.0 million. We are required to make quarterly repayments of $1.2 million on the term loan until the maturity date of May 15, 2013, at which time the remaining balance outstanding is due. We are also required to make annual prepayments, beginning in 2007, of 50 percent, 25 percent or zero percent of our excess annual cash flow, based on our leverage ratio. The revolving credit facility requires no minimum principal payments until its maturity date of November 15, 2011. At June 30, 2007, the balance outstanding on the term loan was $462.7 million and the balance outstanding on the revolving credit facility was $44.5 million. The availability of the revolving credit facility is reduced by any unused letters of credit ($5.0 million at June 30, 2007). As of June 30, 2007, we had $50.5 million of remaining availability under the revolving credit facility.

Borrowings under the Credit Facility are collateralized by substantially all of our assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or a change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. We were in compliance with all required financial covenants and we were not aware of any events of default as of June 30, 2007.

Senior Notes and Senior Subordinated Notes. In connection with the Transaction, on November 15, 2006 we issued $165.0 million of floating rate senior notes due 2013, referred to as the Senior Notes, and $200.0 million of 11.875 percent senior subordinated notes due 2014, referred to as the Senior Subordinated Notes, collectively referred to as the Notes. The Notes are guaranteed, jointly and severally, on a senior basis with respect to the Senior Notes and on a senior subordinated basis with respect to the Senior Subordinated Notes, in each case by all of our existing and future domestic restricted subsidiaries (other than certain subsidiaries and joint ventures engaged in financing the purchase of delinquent accounts receivable portfolios and certain immaterial subsidiaries).

The Senior Notes are unsecured senior obligations and are senior in right of payment to all existing and future senior subordinated indebtedness, including the Senior Subordinated Notes, and all future subordinated indebtedness. The Senior Notes bear interest at an annual rate equal to LIBOR plus 4.875 percent, reset quarterly. We may redeem the Senior Notes, in whole or in part, at any time on or after November 15, 2008 at varying redemption prices depending on the redemption date, plus accrued and unpaid interest.

The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Notes and borrowings under the Credit Facility. We may redeem the Senior Subordinated Notes, in whole or in part, at any time on or after November 15, 2010 at varying redemption prices depending on the redemption date, plus accrued and unpaid interest. We also may redeem some or all of the Senior Notes at any time prior to November 15, 2008 and some or all of the Senior Subordinated Notes at any time prior to November 15, 2010, at a redemption price equal to 100 percent of the principal amount of the respective Notes to be redeemed, plus accrued and unpaid interest and an additional premium. Finally, subject to certain conditions, we may redeem up to 35 percent of the aggregate principal amount of the Senior Notes at any time prior to November 15, 2008 and up to 35 percent of the aggregate principal amount of the Senior Subordinated Notes at any time prior to November 15, 2009 with the net proceeds of a sale of its capital stock at a redemption price equal to 100 percent of the principal amount of the respective Notes to be redeemed, plus accrued and unpaid interest and an additional premium.

The indentures governing the Notes contain a number of covenants that limit our and our restricted subsidiaries’ ability, among other things, to: incur additional indebtedness and issue certain preferred stock, pay certain dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, place limitations on distributions from restricted subsidiaries, issue or sell stock of restricted subsidiaries, guarantee indebtedness, sell or exchange assets, enter into transactions with affiliates, create certain liens, engage in unrelated businesses, and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis. In addition, upon a change of control, we are required to offer to repurchase all of the Notes then outstanding, at a purchase price equal to 101 percent of their principal amount, plus any accrued interest to the date of repurchase.

Upon certain events of default, the trustee or the holders of at least 25 percent in the aggregate principal amount of the notes, then outstanding, may, and the trustee at the request of the holders will, declare the principal of, premium, if any, and accrued interest on the notes to be immediately due and payable. In the event a court enters a decree or order for relief against us in an involuntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, the court appoints a receiver, liquidator, assignee, custodian, trustee, sequestrator or similar official or for all or substantially all of our property and assets or the winding up or liquidation of our affairs and, in each case, such decree or order remains unstayed and in effect for a period of 60 consecutive days, the principal of, premium, if any, and accrued interest on the notes then outstanding will automatically become and be immediately due and payable. Additionally, if we or any subsidiary guarantor commence a voluntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or consent to the entry of an order for relief in an involuntary case under any such law, consent to the appointment of or taking possession by a receiver, liquidator, assignee, custodian, trustee, sequestrator or similar official or for all or substantially all of our property and assets or substantially all of the property and assets of a significant subsidiary (as defined in the indentures) or effect any general assignment for the benefit of creditors, the principal of, premium, if any, and accrued interest on the notes then outstanding will automatically become and be immediately due and payable.

Nonrecourse Credit Facility. On June 30, 2005, Portfolio Management amended and restated its nonrecourse credit facility with a lender and extended its existing exclusivity agreement with such lender through June 30, 2009. The new agreement provides that all purchases of accounts receivable by Portfolio Management with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement similar to the original facility, or under various equity sharing arrangements ranging from 25 percent to 50 percent equity provided by the lender. The lender will finance non-equity borrowings at 70 percent of the purchase price, unless otherwise negotiated, with floating interest at an annual rate equal to LIBOR plus 2.50 percent. As additional return on the debt financed portfolios, the lender receives 28 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowings, and the initial investment by Portfolio Management, including interest. These borrowings are nonrecourse to us and are due two years from the date of each respective loan, unless otherwise negotiated. We may terminate the agreement at any time after June 2007, upon a change of control, for a cost of $250,000 for each remaining month under the new agreement. The original facility as described below remains in effect for outstanding loans as of June 30, 2005. Total debt outstanding under this facility as of June 30, 2007, was $59.2 million, including $8.4 million of accrued residual interest. As of June 30, 2007, Portfolio Management was in compliance with all of the financial covenants.

Under the original facility, borrowings carry interest at the prime rate plus 3.25 percent and are nonrecourse to us, except for the assets financed through the lender. Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and Portfolio Management’s original investment is returned, including interest. Thereafter, the lender is paid a residual of 40 percent of collections, less servicing costs, unless otherwise negotiated. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed through the agreement, in addition to other remedies.

As part of the exclusivity agreement described above, Portfolio Management has a joint venture agreement with the lender to purchase larger portfolios, whereby Portfolio Management owns 65 percent and is the managing member, and the lender owns the remaining 35 percent interest. Each party finances the joint venture based on predetermined percentages as negotiated for each portfolio purchase. The joint venture agreement was established to purchase accounts receivable at the discretion of Portfolio Management, and the joint venture is consolidated into Portfolio Management’s results of operations with a minority interest representing the lender’s equity ownership. At June 30, 2007, we had $28.8 million of debt outstanding under the joint venture, which is included in the nonrecourse credit facility debt outstanding disclosed above.

Contractual Obligations. The following summarizes our contractual obligations as of December 31, 2006 (amounts in thousands). There have been no material updates to these obligations as of June 30, 2007.

	Payments Due by Period(1)
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Credit Facility	$501,000	$4,650	$9,300	$45,300	$441,750
Notes	365,000	—	—	—	365,000
Nonrecourse credit facility	50,952	31,322	11,951	7,565	114
Other long-term debt	1,361	720	365	167	109
Estimated interest payments(2)	572,524	88,156	170,264	163,982	150,122
Operating leases (3)	210,933	44,059	73,586	54,456	38,832
Purchase commitments	60,443	43,324	17,119	—	—
Forward flow agreements	101,616	39,901	44,997	16,718	—

Total contractual obligations	$1,863,829	$252,132	$327,582	$288,188	$995,927

(1)     Does not include deferred income taxes since the timing of payment is not certain. Payments of debt assume no prepayments.

(2)     Represents estimated future interest expense based on applicable rates.

(3)     Does not include the leases from our former Fort Washington locations (see note 13 in our Notes to Consolidated Financial Statements).

Because their future cash outflows are uncertain, noncurrent liabilities for income tax contingencies are excluded from the table above. As discussed in Note 2 in our Notes to Consolidated Financial Statements, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” referred to as FIN 48, on January 1, 2007. At June 30, 2007, we had approximately $8.5 million in reserves for uncertain tax positions and an accrual for related interest expense of $4.8 million. Currently, we do not estimate a cash settlement with the applicable taxing authority will occur within 12 months for the majority of these unrecognized tax benefits.

Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in corporate tax rates, and inflation. We employ risk management strategies that may include the use of derivatives, such as interest rate swap agreements, interest rate cap agreements, and foreign currency forwards and options to manage these exposures.

Foreign Currency Risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which we are exposed include the Canadian dollar, the British pound, the Australian dollar and the Philippine peso. Due to the growth of the Canadian and Philippine operations, we currently use forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such contracts will be adversely affected by changes in exchange rates. Our objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection. A five percent increase or decrease in the Canadian exchange rate could have an annual impact of approximately $4.0 million on our business, excluding the impact of foreign currency hedges.

Interest Rate Risk. At June 30, 2007, we had $731.4 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year. We currently use interest rate swap agreements and interest rate cap agreements to limit potential losses from adverse interest rate changes.

Critical Accounting Policies and Estimates

General. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the following accounting policies and estimates are the most critical and could have the most impact on our results of operations. For a discussion of these and other accounting policies, see note 2 in our Notes to Consolidated Financial Statements.

As a result of the Transaction, the majority of our assets and liabilities, including our portfolio of accounts receivable, have been adjusted to their fair market value as of the date of the Transaction, in accordance with SFAS No. 141, “Business Combinations.” We made significant assumptions in determining the fair market value of intangible assets and other assets and liabilities in connection with purchase accounting. Such adjustments to fair market value and the allocation of purchase price between identifiable intangibles and goodwill (as discussed below) will have an impact on our revenues and profitability. Additionally, in accordance with Emerging Issues Task Force Issue No. 88-16, “Basis in Leveraged Transactions,” a portion of the equity related to our management stockholders was recorded at the stockholder’s predecessor basis and a corresponding portion of the acquired assets was reduced accordingly.

Goodwill, Other Intangible Assets and Purchase Accounting. Purchase accounting requires that assets acquired and liabilities assumed be recorded at their fair market value at the date of acquisition. Our balance sheet includes amounts designated as “Goodwill”, “Trade name” and “Customer relationships and other intangible assets.” Goodwill represents the excess of the purchase price over the fair market value of the net assets of acquired businesses. Trade name represents the fair value of the NCO name. Other intangible assets consist primarily of customer relationships, which represent the information and regular contact we have with our clients, and non-compete agreements.

As of June 30, 2007, our balance sheet included goodwill, trade name and other intangibles that represented 36.5 percent, 5.8 percent and 17.9 percent of total assets, respectively, and 153.6 percent, 24.5 percent and 75.2 percent of stockholders’ equity, respectively.

Goodwill is tested for impairment at least annually and as triggering events occur. The annual impairment test is completed as of October 1st of each year. The test for impairment is performed at the reporting unit level and involves a two-step approach, the first step identifies any potential impairment and the second step measures the amount of the impairment, if applicable. The first test for potential impairment uses a fair value based approach, whereby the implied fair value of a reporting unit’s goodwill is compared to its carrying amount, if the fair value is less than the carrying amount, the reporting unit’s goodwill would be considered impaired and we would be required to take a charge to earnings, which could be material. Since the Transaction occurred on November 15, 2006, we used the valuations performed in connection with the Transaction to identify any potential impairment for 2006. We did not record any impairment charges in connection with the annual impairment tests performed on October 1, 2006, 2005 and 2004, and we do not believe that goodwill was impaired as of June 30, 2007. The trade name intangible asset will also be reviewed for impairment on an annual basis as of October 1st of each year.

We make significant assumptions to estimate the future revenue and cash flows used to determine the fair value of our reporting units. These assumptions include future growth rates, profitability, discount factors, market comparables, future tax rates, and other factors. If the expected revenue and cash flows are not realized, or if a sustained significant depression in our market capitalization indicates that our assumptions are not accurately estimating our fair value, impairment losses may be recorded in the future.

Stock-Based Compensation. Effective January 1, 2006, we adopted FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” referred to as SFAS 123R, using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption, and, accordingly, have not restated prior periods. SFAS 123R requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements over the vesting period based on their fair values.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the use of assumptions and estimates. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model, which uses assumptions including the expected life of the awards, stock price volatility, expected forfeiture rate and risk-free interest rate. Expected volatility was based on a blend of implied and historical volatility of the Company’s predecessor common stock. We used historical data on exercises of stock options and other factors to estimate the expected term of the share-based payment awards granted. The risk free rate was based on the U.S. Treasury yield curve in effect at the date of grant.

On November 15, 2006, in connection with the Transaction and in accordance with the terms of the equity awards, the vesting of all outstanding unvested options to purchase the Company’s stock and restricted stock units was accelerated, and we recorded compensation expense of approximately $5.1 million for the acceleration.

Revenue Recognition for Purchased Accounts Receivable. In the ordinary course of accounting for purchased accounts receivable, estimates have been made by management as to the amount of future cash flows expected from each portfolio. We have historical collection records for all of our purchased accounts receivable, as well as debtor records since our entrance into this business and for acquired businesses since 1986, which provides us a reasonable basis for our judgment that it is probable that we will ultimately collect the recorded amount of our purchased accounts receivable plus a premium or yield. The historical collection amounts also provide a reasonable basis for determining the timing of the collections. We use all available information to forecast the cash flows of our purchased accounts receivable including, but not limited to, historical collections, payment patterns on similar purchases, credit scores of the underlying debtors, seller’s credit policies, and location of the debtor. The estimated future cash flow of each portfolio is used to compute the internal rate of return, referred to as the IRR, for each portfolio. The IRR is used to allocate collections between revenue and amortization of the carrying values of the purchased accounts receivable.

We apply the American Institute of Certified Public Accountants Statement of Position 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” referred to as SOP 03-3. SOP 03-3 addresses accounting for differences between contractual versus expected cash flows over an investor’s initial investment in certain loans when such differences are attributable, at least in part, to credit quality. SOP 03-3 does not allow the original estimate of the effective interest, or the IRR, to be lowered for revenue recognition or for subsequent testing for provision for impairments. If the original collection estimates are lowered, an allowance is established in the amount required to maintain the original IRR. If collection estimates are raised, increases are first used to recover any previously recorded allowances and then recognized prospectively through an increase in the IRR, which are realized over a portfolio’s remaining life. Any increase in the IRR must be used for subsequent revenue recognition and allowance testing.

If management came to a different conclusion as to the future estimated collections, it could have had a significant impact on the amount of revenue that was recorded from the purchased accounts receivable during the year ended December 31, 2006. However, a five percent increase in the amount of future expected collections would have resulted in little or no change in net income for 2006, since increases in future expected collections are recognized over the portfolio’s remaining life, and only to the extent sufficient to recover any allowances or to increase the expected IRR. A five percent decrease in the amount of future expected collections also would have resulted in little or no change in net income for 2006.

Allowance for Doubtful Accounts. Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. In establishing the appropriate provision for customer receivables balances, we make assumptions with respect to their future collectibility. Our assumptions are based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivable balances. Generally, these individual credit assessments occur at regular reviews during the life of the exposure and consider factors such as a customer’s ability to meet and sustain their financial commitments, a customer’s current financial condition and historical payment patterns. Once the appropriate considerations referred to above have been taken into account, a determination is made as to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding receivable balance. Our level of reserves for our customer accounts receivable fluctuates depending upon all of the factors mentioned above, in addition to any contractual rights that allow us to reduce outstanding receivable balances through the application of future collections. If our estimate is not sufficient to cover actual losses, we would be required to take additional charges to our earnings.

Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” referred to as SFAS 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance, if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries because such amounts are expected to be reinvested indefinitely.

At December 31, 2006, our balance sheet included deferred tax assets of $47.8 million for the assumed utilization of federal net operating loss carryforwards. We believe that we will be able to utilize the net operating loss carryforwards so we have not reduced the deferred tax asset by a valuation allowance. However, we have provided a $21.7 million valuation allowance against the $22.5 million deferred tax asset for state net operating loss carryforwards due to the uncertainty that they can be realized. The utilization of net operating loss carryforwards is an estimate based on a number of factors beyond our control, including the level of taxable income available from successful operations in the future. If we are unable to utilize the federal net operating loss carryforwards, it may result in incremental tax expense in future periods.

Our annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of judgment and are based on the latest information available at the time. We are subject to audit within the federal, state and international taxing jurisdictions, and these audits can involve complex issues that may require an extended period of time to resolve. We maintain reserves for estimated tax exposures, which are ultimately settled primarily through the settlement of audits within these tax jurisdictions, changes in applicable tax law, or other factors. We believe that an appropriate liability has been established for financial statement purposes; however, actual results may differ from these estimates.

On January 1, 2007, we adopted FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position, be recognized in the financial statements. The adoption of FIN 48 did not have a material impact on our financial position or results of operations. As of January 1, 2007, we had $8.5 million in reserves for uncertain tax positions, including penalties, that, if recognized, would affect the effective tax rate. There have been no material changes in the reserves for uncertain tax positions since January 1, 2007, and no changes are expected within 12 months of the date of adoption.

We recognize interest related to uncertain tax positions in interest expense. As of January 1, 2007, the date of adoption, and June 30, 2007, we had approximately $4.2 million and $4.8 million, respectively, of accrued interest related to uncertain tax positions.

We remain open to examination by U.S. federal and state taxing authorities for the tax years 2003 through 2006 and by the Canadian taxing authority for September 30, 1999 through 2006.

Recently Issued Accounting Pronouncements

FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” referred to as SFAS 157. This statement defines fair value and provides guidance for measuring assets and liabilities at fair value. This statement also expands the disclosure requirements about the use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not completed our review and assessment of the impact of the adoption of SFAS 157.

FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” referred to as SFAS 159. This statement permits the choice, at specified election dates, to measure certain financial instruments and other items at fair value, which are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not completed our review and assessment of the impact of the adoption of SFAS 159.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

Item 4T.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2007. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to determine whether any changes occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended June 30, 2007.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. Other Information

Item 1.	Legal Proceedings

The Company is party, from time to time, to various legal proceedings, regulatory investigations and tax examinations incidental to its business. The Company continually monitors these legal proceedings, regulatory investigations and tax examinations to determine the impact and any required accruals.

Fort Washington Flood:

In June 2001, the first floor of the Company’s Fort Washington, Pennsylvania, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. The Company subsequently decided to relocate its corporate headquarters to Horsham, Pennsylvania. The Company filed a lawsuit on August 14, 2001 in the Court of Common Pleas, Montgomery County, Pennsylvania (Civil Action No. 01-15576) against the current landlord and the former landlord of the Fort Washington facilities to terminate the leases and to obtain other relief. The landlord and the former landlord filed counter-claims against the Company. The Company maintains a reserve that it believes is adequate to address its exposure to this matter and plans to continue to contest this matter.

U.S. Department of Justice:

On February 24, 2006, the U.S. Department of Justice alleged certain civil damages of approximately $5.0 million. The alleged damages relate to a matter the Company reported to federal authorities and the client in 2003 involving three employees who engaged in unauthorized student loan consolidations in connection with a client contract. The responsible employees were terminated at that time in 2003. The Company does not agree with the allegations regarding damages and has and will continue to engage in discussions with the Department of Justice in an effort to amicably resolve the matter. The Company expects that actual damages incurred as a result of this incident, if any, will be covered by insurance.

Tax Matters:

In 2004, the Company received notice of a proposed reassessment from a foreign taxing authority relating to certain matters occurring from 1998 through 2001 regarding one of the Company’s subsidiaries. In September 2006, the Company received the formal notice of reassessment in the amount of $16.0 million including interest and penalties (converted as of June 30, 2007), and in December 2006 the Company paid a deposit of $8.5 million including interest. The Company maintains a reserve that it believes is adequate to address its exposure to this matter and has contested the reassessment.

New York and Texas Attorneys General:

In August 2006, the Company received a subpoena from the New York Attorney General and in April 2007 the Company received a subpoena from the Texas Attorney General requesting information relating to the Company’s debt collection practices in such states. The Company is in the process of responding to such inquiries or investigations and providing certain information to the Attorneys General offices. The Company believes it is in compliance with the state laws of New York and Texas relating to debt collection practices in all material respects. However no assurance can be given that any such inquiries or investigations will not result in a formal investigation or an enforcement action. Any such enforcement actions could result in fines as well as the suspension or termination of the Company’s ability to conduct business in such states.

Massachusetts Attorney General:

In September 2006, the Company received a letter from the Massachusetts Attorney General requesting information relating to the Company’s debt collection practices in that state. On July 27, 2007, the Company agreed to pay $10,000 and to abide by certain injunctive provisions. The Company did not admit any liability or wrongdoing.

Other:

The Company is involved in other legal proceedings, regulatory investigations and tax examinations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings, regulatory investigations or tax examinations will have a materially adverse effect on the financial condition or results of operations of the Company.

Item 1A.	Risk Factors

You should carefully consider the following risk factors. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us.

Risks Related to Our Business

Our business is dependent on our ability to grow internally.

Our business is dependent on our ability to grow internally, which is dependent upon:

•	our ability to retain existing clients and expand our existing client relationships; and

•	our ability to attract new clients.

Our ability to retain existing clients and expand those relationships is subject to a number of risks, including the risk that:

•	we fail to maintain the quality of services we provide to our clients;

•	we fail to maintain the level of attention expected by our clients;

•	we fail to successfully leverage our existing client relationships to sell additional services; and

•	we fail to provide competitively priced services.

Our ability to attract new clients is subject to a number of risks, including:

•	the market acceptance of our service offerings;

•	the quality and effectiveness of our sales force; and

•	the competitive factors within the BPO industry.

If our efforts to retain and expand our client relationships and to attract new clients do not prove effective, it could have a materially adverse effect on our business, results of operations and financial condition.

We compete with a large number of providers in the ARM and CRM industries, and other purchasers of consumer debt. This competition could have a materially adverse effect on our future financial results.

We compete with a large number of companies in the industries in which we provide services. In the ARM industry, we compete with other sizable corporations in the U.S. and abroad such as GC Services LP, IntelliRisk Management Corporation, and Outsourcing Solutions, Inc., as well as many regional and local firms. In the CRM industry, we compete with large customer care outsourcing providers such as Convergys Corporation, ICT Group, SITEL Corporation, TeleTech Holdings, Inc., and West Corporation. We may lose business to competitors that offer more diversified services, have greater financial and other resources and/or operate in broader geographic areas than we do. We may also lose business to regional or local firms who are able to use their proximity to or contacts at local clients as a marketing advantage. In addition, many companies perform the BPO services offered by us in-house. Many larger clients retain multiple BPO providers, which exposes us to continuous competition in order to remain a preferred provider. Because of this competition, in the future we may have to reduce our fees to remain competitive and this competition could have a materially adverse effect on our future financial results.

Our Portfolio Management business competes with other purchasers of delinquent consumer accounts receivable, such as Asset Acceptance Capital Corp., Asta Funding, Inc., Encore Capital Group, Inc. and Portfolio Recovery Associates, Inc. The purchased accounts receivable business has become increasingly competitive over the past few years, with several new companies entering the market. While the number of portfolios available for sale has increased, we believe the demand outweighs the supply, which has caused pricing to increase. Our competitors may have greater financial resources or access to credit to purchase portfolios than we do, and may be able to outbid us on available portfolios. In the future we may have to pay more for our portfolios, which could have an adverse impact on our financial results.

Many of our clients are concentrated in the financial services, telecommunications, and healthcare sectors. If any of these sectors performs poorly or if there are any adverse trends in these sectors it could materially adversely affect us.

For the year ended December 31, 2006, we derived approximately 34.3 percent of our revenue from clients in the financial services sector, approximately 23.0 percent of our revenue from clients in the telecommunications industry, and approximately 14.6 percent of our revenue from clients in the healthcare sector, in each case excluding purchased accounts receivable. If any of these sectors performs poorly, clients in these sectors may do less business with us, or they may elect to perform the services provided by us in-house. If there are any trends in any of these sectors to reduce or eliminate the use of third-party BPO service providers, it could harm our business and results of operations.

We have international operations and utilize foreign sources of labor, and various factors relating to our international operations, including fluctuations in currency exchange rates, could adversely affect our results of operations.

Approximately 6.5 percent of our 2006 revenues were derived from clients in Canada, the United Kingdom and Australia for ARM and CRM services. Political or economic instability in Canada, the United Kingdom or Australia could have an adverse impact on our results of operations due to diminished revenues in these countries. Our future revenue, costs of operations and profitability could also be affected by a number of other factors related to our international operations, including changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements, and local tax or foreign exchange issues. Unanticipated currency fluctuations in the Canadian Dollar, British Pound, Euro or the Australian Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies into U.S. dollars when we consolidate our financial results.

We provide ARM and CRM services to our U.S. clients utilizing foreign sources of labor through call centers in Canada, India, the Philippines, Barbados, Antigua, Australia and Panama. Any political or economic instability in these countries could result in our having to replace or reduce these labor sources, which may increase our labor costs and have an adverse impact on our results of operations. A decrease in the value of the U.S. dollar in relation to the currencies of the countries in which we operate could increase our cost of doing business in those countries. In addition, we expect to expand our operations into other countries and, accordingly, will face similar risks with respect to the costs of doing business in such countries including as a result of any decreases in the value of the U.S. dollar in relation to the currencies of such countries. There is no guarantee that we will be able to successfully hedge our foreign currency exposure in the future.

We seek growth opportunities for our business in parts of the world where we have had little or no prior experience. International expansion into new markets with different cultures and laws poses additional risks and costs, including the risk that we will not be able to obtain the required permits, comply with local laws and regulations, hire, train and maintain a workforce, and obtain and maintain physical facilities in a culture and under laws that we are not familiar with. In addition, we may have to customize certain of our collection techniques to work with a different consumer base in a different regulatory environment. Also, we may have to revise certain of our analytical portfolio techniques as we apply them in different countries.

We are dependent on our employees and a higher turnover rate would have a material adverse effect on us.

We are dependent on our ability to attract, hire and retain qualified employees. The BPO industry, by its nature, is labor intensive and experiences a high employee turnover rate. Many of our employees receive modest hourly wages and some of these employees are employed on a part-time basis. A higher turnover rate among our employees would increase our recruiting and training costs and could materially adversely impact the quality of services we provide to our clients. If we were unable to recruit and retain a sufficient number of employees, we would be forced to limit our growth or possibly curtail our operations. Growth in our business will require us to recruit and train qualified personnel at an accelerated rate from time to time. We cannot assure you that we will be able to continue to hire, train and retain a sufficient number of qualified employees to meet the needs of our business or to support our growth. If we are unable to do so, our results of operations could be harmed. Any increase in hourly wages, costs of employee benefits or employment taxes could also have a materially adverse affect on our results of operations.

The employees at one of our offices voted to join a labor union, which could increase our costs and result in a loss of customers.

In February 2006, the employees at our call center in Surrey, British Columbia, Canada voted in favor of joining the B.C. Government and Services Employees’ Union. A collective agreement was ratified by the employees in the first quarter of 2007. This action, as well as that of any other employees who are successful in organizing a labor union at any of our locations, could further increase labor costs, decrease operating efficiency and productivity in the future, result in office closures, and result in a loss of customers. Additionally, during May 2006, our Jackson, Michigan facility was the subject of a union campaign from the Teamsters. In July 2007, the Syndicat Canadien des Communications, de l’Énergie et du Papier (SCEP), filed a petition with the Montreal, Quebec labour board for one of our facilities in Montreal to be represented. A date to review the petition and discuss objections has been set by the labour board for September 13, 2007. We are currently not aware of any other union organizing efforts at any of our other facilities.

If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive.

Our success depends in large part on our sophisticated telecommunications and computer systems. We use these systems to identify and contact large numbers of debtors and record the results of our collection efforts, as well as to provide customer service to our clients’ customers. If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive. We have made a significant investment in technology to remain competitive and we anticipate that it will be necessary to continue to do so in the future. Telecommunications and computer technologies are changing rapidly and are characterized by short product life cycles, so we must anticipate technological developments. If we are not successful in anticipating, managing, or adopting technological changes on a timely basis or if we do not have the capital resources available to invest in new technologies, our business could be materially adversely affected.

We are highly dependent on our telecommunications and computer systems.

As noted above, our business is highly dependent on our telecommunications and computer systems. These systems could be interrupted by terrorist acts, natural disasters, power losses, computer viruses, or similar events. Our business is also materially dependent on services provided by various local and long distance telephone companies. If our equipment or systems cease to work or become unavailable, or if there is any significant interruption in telephone services, we may be prevented from providing services and collecting on accounts receivable portfolios we have purchased. Because we generally recognize revenue and generate operating cash flow primarily through ARM collections and providing CRM services, any failure or interruption of services and collections would mean that we would continue to incur payroll and other expenses without any corresponding income.

An increase in communication rates or a significant interruption in communication service could harm our business.

Our ability to offer services at competitive rates is highly dependent upon the cost of communication services provided by various local and long distance telephone companies. Any change in the telecommunications market that would affect our ability to obtain favorable rates on communication services could harm our business. Moreover, any significant interruption in communication service or developments that could limit the ability of telephone companies to provide us with increased capacity in the future could harm existing operations and prospects for future growth.

Implementation of our ERP system could cause business interruptions and negatively affect our profitability and cash flows.

In 2004, we began planning a multi-year implementation of an ERP system. The first phases of the implementation were rolled out in 2005, and we expect the implementation, as currently planned, will continue in several phases over the next few years.

Implementation of ERP systems and the accompanying software carry risks such as cost overruns, project delays, business interruptions, and the diversion of management’s attention from operations. These risks could adversely affect us, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may seek to make strategic acquisitions of companies. Acquisitions involve additional risks that may adversely affect us.

From time to time, we may seek to make acquisitions of businesses that provide BPO services. We may be unable to make acquisitions if suitable businesses that provide BPO services are not available at favorable prices due to increased competition for these businesses.

We may have to borrow money, incur liabilities, or sell or issue stock to pay for future acquisitions and we may not be able to do so on terms favorable to us, or at all. Additional borrowings and liabilities may have a materially adverse effect on our liquidity and capital resources. If we issue stock for all or a portion of the purchase price for future acquisitions, our stockholders’ ownership interest may be diluted. Our common stock is not publicly traded and potential sellers may be unwilling to accept equity in a privately held company as payment for the sale of their business. If potential sellers are not willing to accept our common stock as payment for the sale of their business, we may be required to use more of our cash resources, if available, in order to continue our acquisition strategy.

Completing acquisitions involves a number of risks, including diverting management’s attention from our daily operations, other additional management, operational and financial resources and the inability to maintain key pre-acquisition relationships with customers, suppliers and employees. We might not be able to successfully integrate future acquisitions into our business or operate the acquired businesses profitably, and we may be subject to unanticipated problems and liabilities of acquired companies.

Our success depends on our senior management team and if we are not able to retain them, it could have a materially adverse effect on us.

We are highly dependent upon the continued services and experience of our senior management team, including Michael J. Barrist, our Chairman, President and Chief Executive Officer. We depend on the services of Mr. Barrist and the other members of our senior management team to, among other things, continue the development and implementation of our growth strategies, and maintain and develop our client relationships.

Goodwill and other intangible assets represented 60.3 percent of our total assets at June 30, 2007. If the goodwill or the other intangible assets, primarily our customer relationships and trade name, are deemed to be impaired, we may need to take a charge to earnings to write-down the goodwill or other intangibles to its fair value.

Our balance sheet includes goodwill, which represents the excess of the purchase price over the fair market value of the net assets of acquired businesses based on their respective fair values at the date of acquisition. Trade name represents the fair value of the NCO name and is an indefinite-lived intangible asset. Other intangibles are primarily composed of customer relationships, which represent the information and regular contact we have with our clients, as well as non-compete agreements.

Goodwill is tested at least annually for impairment. The annual impairment test is completed as of October 1st of each year. The test for impairment uses a fair value based approach, whereby if the implied fair value of a reporting unit’s goodwill is less than its carrying amount, goodwill would be considered impaired. We make significant assumptions to estimate the future revenue and cash flows used to determine the fair value of our reporting units. If the expected revenue and cash flows are not realized or if a sustained significant depression in our market capitalization indicates that our assumptions are not accurately estimating our fair value, impairment losses may be recorded in the future. The trade name intangible asset will also be reviewed for impairment on an annual basis.

Our other intangibles, consisting of customer relationships and non-compete agreements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For example, the loss of a larger client could require a review of the customer relationship for impairment. We made significant assumptions to estimate the future cash flows used to determine the fair value of the customer relationship. If we lost a significant customer relationship, the future cash flows expected to be generated by the customer relationship would be less than the carrying amount, and an impairment loss may be recorded.

As of June 30, 2007, our balance sheet included goodwill, trade name and other intangibles that represented 36.5 percent, 5.8 percent and 17.9 percent of total assets, respectively, and 153.6 percent, 24.5 percent and 75.2 percent of stockholders’ equity, respectively. If our goodwill, trade name or customer relationships are deemed to be impaired, we may need to take a charge to earnings to write-down the asset to its fair value.

Security and privacy breaches of the systems we use to protect personal data could adversely affect our business, results of operations and financial condition.

Our databases contain personal data of our clients’ customers, including credit card and healthcare information. Any security or privacy breach of these databases could expose us to liability, increase our expenses relating to the resolution of these breaches and deter our clients from selecting our services. Our data security procedures may not effectively counter evolving security risks, address the security and privacy concerns of existing or potential clients or be compliant with federal, state, and local laws and regulations in all respects. Any failures in our security and privacy measures could adversely affect our business, financial condition and results of operations.

Terrorist attacks, war and threats of attacks and war may adversely impact our results of operations, revenue and profitability.

Terrorist attacks in the United States and abroad, as well as war and threats of war or actual conflicts involving the United States or other countries in which we operate, may adversely impact our operations, including affecting our ability to collect our clients’ accounts receivable. More generally, any of these events could cause consumer confidence and spending to decrease. They could also result in an adverse effect on the economies of the United States and other countries in which we operate. Any of these occurrences could have a material adverse effect on our results of operations, collections and revenue.

Risks Related to Our ARM Business

We are subject to business-related risks specific to the ARM business. Some of those risks are:

Decreases in our collections due to economic conditions in the United States may have an adverse effect on our results of operations, revenue and profitability.

Deterioration in economic conditions in the United States may lead to higher rates of unemployment and personal bankruptcy filings and decrease the ability of consumers to pay their debts. Defaulted consumer loans that we service or purchase are generally unsecured, and we may be unable to collect these loans in the case of personal bankruptcy of a consumer. Increases in unemployment rates and bankruptcy filings may result in a decline in our collections, which may adversely impact our results of operations, revenue and profitability.

Most of our ARM contracts do not require clients to place accounts with us, may be terminated on 30 or 60 days notice, and are on a contingent fee basis. We cannot guarantee that existing clients will continue to use our services at historical levels, if at all.

Under the terms of most of our ARM contracts, clients are not required to give accounts to us for collection and usually have the right to terminate our services on 30 or 60 days notice. Accordingly, we cannot guarantee that existing clients will continue to use our services at historical levels, if at all. In addition, most of these contracts provide that we are entitled to be paid only when we collect accounts. Therefore, for these contracts, we can only recognize revenues upon the collection of funds on behalf of clients.

If we fail to comply with government regulation of the collections industry, it could result in the suspension or termination of our ability to conduct business.

The collections industry is regulated under various U.S. federal and state, Canadian and United Kingdom laws and regulations. Many states, as well as Canada and the United Kingdom, require that we be licensed as a debt collection company. The Federal Trade Commission, referred to as the FTC, has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. We are routinely subject to legal proceedings and regulatory investigations incidental to our business. If we fail to comply with applicable laws and regulations, it could result in fines as well as the suspension or termination of our ability to conduct collections, which would materially adversely affect us. State regulatory authorities have similar powers. For example, the New York and Texas Attorneys General are currently conducting inquiries or investigations regarding our debt collection practices in such states. If such matters resulted in further investigations and subsequent enforcement actions, we could be subject to fines as well as the suspension or termination of our ability to conduct collections, which would materially adversely affect our financial position and results of operations. In addition, new federal, state or foreign laws or regulations, or changes in the ways these rules or laws are interpreted or enforced, could limit our activities in the future or significantly increase the cost of regulatory compliance. If we expand our international operations, we may become subject to additional government controls and regulations in other countries, which may be stricter or more burdensome than those in the United States.

Several of the industries we serve are also subject to varying degrees of government regulation. Although our clients are generally responsible for complying with these regulations, we could be subject to various enforcement or private actions for our failure, or the failure of our clients, to comply with these regulations.

Risks Related to Our CRM Business

We are subject to business-related risks specific to the CRM business. Some of those risks are:

Consumer resistance to outbound services could harm the CRM services industry.

As the CRM services industry continues to grow, the effectiveness of CRM services as a direct marketing tool may decrease as a result of consumer saturation and increased consumer resistance to customer acquisition activities, particularly direct sales and telemarketing. This could result in a decrease in the demand for our CRM services.

The CRM division relies on a few key clients for a significant portion of its revenues. The loss of any of these clients or their failure to pay us could reduce revenues and adversely affect results of operations.

The CRM division is characterized by substantial revenues from a few key clients. While no individual CRM client represented more than 10 percent of our consolidated revenue, we are exposed to customer concentration within this division. Most of these clients are not contractually obligated to continue to use our services at historic levels or at all. If any of these clients were to significantly reduce the amount of service, fail to pay, or terminate the relationship altogether, our CRM business could be harmed.

A decrease in demand for CRM services in one or more of the industries to which we provide services could reduce revenues and adversely affect results of operations.

Our CRM business is concentrated in the telecommunications industry. During 2004, announcements were made by a number of telecommunications companies that they were significantly reducing their participation in consumer markets. As a result, there have been reductions of services performed for certain of our telecommunications clients. A further reduction of such services or the elimination of the use of outsourced CRM services in this or any other industry could harm our CRM business.

Government regulation of the CRM industry and the industries we serve may increase our costs and restrict the operation and growth of our CRM business.

The CRM services industry is subject to an increasing amount of regulation in the United States and Canada. In the United States, the FCC places restrictions on unsolicited automated telephone calls to residential telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and telephone fax machines, and requires CRM firms to develop a “do not call” list and to train their CRM personnel to comply with these restrictions. The FTC regulates both general sales practices and telemarketing specifically and has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts or practices.” Most of the statutes and regulations in the United States allow a private right of action for the recovery of damages or provide for enforcement by the FTC, state attorneys general or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees in the event that regulations are violated. The Canadian Radio-Television and Telecommunications Commission enforces rules regarding unsolicited communications using automatic dialing and announcing devices, live voice and fax. We cannot assure you that we will be in compliance with all applicable regulations at all times. We also cannot assure you that new laws, if enacted, will not adversely affect or limit our current or future operations.

Several of the industries we serve, particularly the insurance, financial services and telecommunications industries, are subject to government regulation. We could be subject to a variety of private actions or regulatory enforcement for our failure or the failure of our clients to comply with these regulations. Our results of operations could be adversely impacted if the effect of government regulation of the industries we serve is to reduce the demand for our CRM services or expose us to potential liability. We, and our employees who sell insurance products, are required to be licensed by various state insurance commissions for the particular type of insurance product sold and to participate in regular continuing education programs. Our participation in these insurance programs requires us to comply with certain state regulations, changes in which could materially increase our operating costs associated with complying with these regulations.

Risks Related to Our Purchased Accounts Receivable Business

We are subject to business-related risks specific to the Purchased Accounts Receivable business. Some of those risks are:

Collections may not be sufficient to recover the cost of investments in purchased accounts receivable and support operations.

We purchase past due accounts receivable generated primarily by consumer credit transactions. These are obligations that the individual consumer has failed to pay when due. The accounts receivable are purchased from consumer creditors such as banks, finance companies, retail merchants, hospitals, utilities, and other consumer oriented companies. Substantially all of the accounts receivable consist of account balances that the credit grantor has made numerous attempts to collect, has subsequently deemed uncollectible, and charged off. After purchase, collections on accounts receivable could be reduced by consumer bankruptcy filings. The accounts receivable are purchased at a significant discount, typically less than 10 percent of face value, and, although we estimate that the recoveries on the accounts receivable will be in excess of the amount paid for the accounts receivable, actual recoveries on the accounts receivable will vary and may be less than the amount expected, and may even be less than the purchase price paid for such accounts. In addition, the timing or amounts to be collected on those accounts receivable cannot be assured. If cash flows from operations are less than anticipated as a result of our inability to collect accounts receivable, we may have difficulty servicing our debt obligations and may not be able to purchase new accounts receivable, and our future growth and profitability will be materially adversely affected. There can be no assurance that our operating performance will be sufficient to service our debt or finance the purchase of new accounts receivable.

We use estimates to report results. If collections on portfolios are materially less than expected, we may be required to record impairment expenses that could have a materially adverse effect on us.

Our revenue is recognized based on estimates of future collections on portfolios of accounts receivable purchased. Although these estimates are based on analytics, the actual amount collected on portfolios and the timing of those collections will differ from our estimates. If collections on portfolios are materially less than estimated, we may be required to record an impairment on our purchased receivables portfolio that could materially adversely affect our earnings, financial condition and creditworthiness.

We may be adversely affected by possible shortages of available accounts receivable for purchase at favorable prices.

The availability of portfolios of past due consumer accounts receivable for purchase at favorable prices depends on a number of factors outside of our control, including the continuation of the current growth trend in consumer debt and competitive factors affecting potential purchasers and sellers of portfolios of accounts receivable. The growth in consumer debt may also be affected by changes in credit grantors’ underwriting criteria and regulations governing consumer lending. Any slowing of the consumer debt growth trend could result in less credit being extended by credit grantors. Consequently, fewer delinquent accounts receivable could be available at prices that we find attractive. If competitors raise the prices they are willing to pay for portfolios of accounts receivable above those we wish to pay, we may be unable to buy the type and quantity of past due accounts receivable at prices consistent with our historic return targets. In addition, we may overpay for portfolios of delinquent accounts receivable, which may have a materially adverse effect on our results of operations.

We may be unable to compete with other purchasers of past due accounts receivable, which may have an adverse effect on our combined financial results.

We face bidding competition in our acquisitions of portfolios of past due consumer accounts receivable. Some of our existing competitors and potential new competitors may have greater financial and other resources that allow them to offer higher prices for the accounts receivable portfolios. New purchasers of such portfolios entering the market also cause upward price pressures. We may not have the resources or ability to compete successfully with our existing and potential new competitors. To remain competitive, we may have to increase our bidding prices, which may have an adverse impact on our financial results.

Risks Related to Our Structure

We are controlled by an investor group led by One Equity Partners, a private equity firm, and its affiliates, whose interests may not be aligned with those of our noteholders.

Our equity investors control the election of our directors and thereby have the power to control our affairs and policies, including the appointment of management, the issuance of additional stock, stock repurchase programs and the declaration and payment of dividends. In addition, our equity investors must consent to the entering into of mergers, sales of substantially all our assets and certain other transactions.

Circumstances may occur in which the interests of our equity investors could be in conflict with those of our noteholders. For example if we encounter financial difficulties or are unable to pay our debts as they mature, our equity investors might pursue strategies that favor equity investors over our debt investors. One Equity Partners may also have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance their equity investments, even though such transaction might involve risk to our noteholders. Additionally, One Equity Partners is not prohibited from making investments in any of our competitors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

(a)	None

(b)	Not applicable

Item 6.	Exhibits

12	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) promulgated under the Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2007	By:	/s/ Michael J. Barrist
Michael J. Barrist
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2007	By:	/s/ John R. Schwab
John R. Schwab
Executive Vice President, Finance and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description
12	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) promulgated under the Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.