Form 10-Q
period 2007-09-30
NCO Group, Inc.
filed 2007-11-14
CIK 1397772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒.

The number of shares outstanding of each of the issuer’s classes of common stock as of November 13, 2007 was: 1,822,063 shares of Class A common stock, $0.01 par value and 363,956 shares of Class L common stock, $0.01 par value.

NCO GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements

NCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$30,496	$13,899
Accounts receivable, trade, net of allowance for doubtful accounts of $3,129 and $0, respectively	136,135	143,933
Purchased accounts receivable, current portion	83,275	147,303
Deferred income taxes	9,598	9,646
Prepaid expenses and other current assets	32,306	29,580

Total current assets	291,810	344,361

Funds held on behalf of clients

Property and equipment, net	125,371	135,931

Other assets:
Goodwill	612,087	600,546
Trade name	96,613	96,613
Customer relationships and other intangible assets, net of accumulated amortization	292,388	320,901
Purchased accounts receivable, net of current portion	179,540	96,797
Deferred income taxes	6,750	5,815
Other assets	43,699	43,175

Total other assets	1,231,077	1,163,847

Total assets	$1,648,258	$1,644,139

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$30,716	$36,692
Income taxes payable	10,106	6,987
Accounts payable	18,467	11,593
Accrued expenses	77,104	73,781
Accrued compensation and related expenses	33,556	34,021

Total current liabilities	169,949	163,074

Funds held on behalf of clients

Long-term liabilities:
Long-term debt, net of current portion	882,693	881,621
Deferred income taxes	139,076	144,743
Other long-term liabilities	9,276	10,752

Minority interest	56,048	55,628

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 6,500 shares authorized, 1,361 and 1,220 shares issued and outstanding, respectively	14	12
Class L common stock, par value $0.01 per share, 400 shares authorized, 364 shares issued and outstanding	4	4
Class A common stock, par value $0.01 per share, 2,750 shares authorized, 1,822 and 1,616 shares issued and outstanding, respectively	18	18
Additional paid-in capital	396,279	396,015
Accumulated other comprehensive income (loss)	6,707	(1,163)
Accumulated deficit	(11,806)	(6,565)

Total stockholders’ equity	391,216	388,321

Total liabilities and stockholders’ equity	$1,648,258	$1,644,139

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands)

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006
Revenues:
Services	$261,195	$245,919	$802,242	$755,508
Portfolio	35,718	42,544	121,719	131,959
Portfolio sales	10,282	13,096	11,771	22,054

Total revenues	307,195	301,559	935,732	909,521

Operating costs and expenses:
Payroll and related expenses	159,057	150,074	482,287	465,124
Selling, general and administrative expenses	104,056	106,182	317,854	319,373
Depreciation and amortization expense	25,094	13,653	72,562	39,768
Restructuring charges	—	4,349	—	10,123

Total operating costs and expenses	288,207	274,258	872,703	834,388

Income from operations	18,988	27,301	63,029	75,133

Other income (expense):
Interest and investment income	515	239	1,734	1,829
Interest expense	(24,484)	(8,417)	(70,711)	(22,221)
Other income, net	849	853	1,612	853

Total other income (expense)	(23,120)	(7,325)	(67,365)	(19,539)

(Loss) income before income taxes	(4,132)	19,976	(4,336)	55,594

Income tax (benefit) expense	(1,456)	6,671	(2,231)	19,675

(Loss) income before minority interest	(2,676)	13,305	(2,105)	35,919

Minority interest	(465)	(1,920)	(3,136)	(3,949)

Net (loss) income	$(3,141)	$11,385	$(5,241)	$31,970

See accompanying notes.

NCO GROUP, INC

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Successor	Predecessor
	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net (loss) income	$(5,241)	$31,970
Adjustments to reconcile net (loss) income from operations to net cash provided by operating activities:
Depreciation and amortization	72,562	39,768
Stock-based compensation	264	1,666
Amortization of deferred training asset	1,779	3,962
Provision for doubtful accounts	3,910	2,486
Allowance for impairment of purchased accounts receivable	—	4,601
Noncash interest	3,334	4,471
Gain on sale of purchased accounts receivable	(11,771)	(22,054)
Loss on disposal of property, equipment and other net assets	44	436
Non-operating income	(794)	(679)
Minority interest	4,725	3,949
Deferred income taxes	(6,577)	13,858
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, trade	5,417	2,073
Other assets	(5,156)	(12,788)
Accounts payable and accrued expenses	(4,440)	7,855
Income taxes payable	561	19,597
Other long-term liabilities	(1,434)	(2,300)

Net cash provided by operating activities	57,183	98,871

Cash flows from investing activities:
Purchases of accounts receivable	(89,805)	(75,997)
Collections applied to principal of purchased accounts receivable	67,487	66,176
Proceeds from sales and resales of purchased accounts receivable	16,895	29,409
Purchases of property and equipment	(19,156)	(35,849)
Proceeds from notes receivable	855	887
Proceeds from sale to minority interest	—	12,720
Net cash paid for acquisitions and related costs	(5,982)	(8,022)

Net cash used in investing activities	(29,706)	(10,676)

Cash flows from financing activities:
Repayment of notes payable	(31,146)	(44,542)
Borrowings under notes payable	32,621	17,205
Repayments under senior credit facility	(57,988)	(122,700)
Borrowings under senior credit facility	49,500	181,500
Repayment of convertible notes	—	(125,000)
Payment of fees to acquire debt	(701)	(32)
Investment in subsidiary by minority interest	1,175	2,875
Return of investment in subsidiary to minority interest	(5,480)	(1,034)
Issuance of stock, net of taxes	—	4,054

Net cash used in financing activities	(12,019)	(87,674)

Effect of exchange rate on cash	1,139	2,349

Net increase in cash and cash equivalents	16,597	2,870

Cash and cash equivalents at beginning of the period	13,899	23,716

Cash and cash equivalents at end of the period	$30,496	$26,586

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

NCO is a holding company and conducts substantially all of its business operations through its subsidiaries. NCO is a leading global provider of business process outsourcing solutions, primarily focused on accounts receivable management (“ARM”) and customer relationship management (“CRM”). NCO provides services through over 100 offices in the United States, Canada, the Philippines, Panama, the Caribbean, India, the United Kingdom and Australia. The Company provides services to more than 26,000 active clients, including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, retail and commercial, utilities, education, transportation/logistics, technology and government services. These clients are primarily located throughout the United States, Canada, the United Kingdom, Europe, Australia, Puerto Rico and Latin America. The Company’s largest client during the nine months ended September 30, 2007, was in the financial services sector and represented 7.5 percent of the Company’s consolidated revenue for the nine months ended September 30, 2007. The Company also purchases and collects past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies, and other consumer-oriented companies.

The Company’s business consists of three operating divisions: ARM, CRM and Portfolio Management.

2.	Accounting Policies:

Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2006 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of only normal recurring accruals, except as otherwise disclosed herein) considered necessary for a fair statement have been included. Because of the seasonal nature of the Company’s business, operating results for the three-month and nine-month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other interim period. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2006, a copy of which is included in the Company’s prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on July 18, 2007.

2.	Accounting Policies (continued):

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and all subsidiaries and entities controlled by the Company. All intercompany accounts and transactions have been eliminated.

Revenue Recognition:

ARM:

ARM contingency fee revenue is recognized upon collection of funds by NCO or its client. Fees for ARM contractual services are recognized as services are performed and earned under service arrangements with clients where fees are fixed or determinable and collectibility is reasonably assured.

CRM:

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

The Company acquires accounts receivable in groups that are initially recorded at cost. All acquired accounts receivable have experienced deterioration of credit quality between origination and the Company’s acquisition of the accounts receivable, and the amount paid for the accounts receivable reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to contractual terms of each receivable. The Company determines whether each purchase of accounts receivable is to be accounted for as an individual portfolio or whether multiple purchases will be combined based on common risk characteristics into an aggregated portfolio. Once the Company establishes an individual purchase or aggregated purchases as a portfolio, the receivables in the portfolio are not changed, unless replaced, returned or sold. The Company considers expected collections, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each portfolio of accounts receivable. The Company determines nonaccretable difference, or the excess of the portfolio’s contractual principal over all cash flows expected at acquisition as an amount that should not be accreted. The excess of the portfolio’s cash flows expected to be collected over the amount paid is accretable yield, and is accreted into earnings over the remaining life of the portfolio.

2.	Accounting Policies (continued):

Revenue Recognition (continued):

Purchased Accounts Receivable (continued):

At acquisition, the Company derives an internal rate of return (“IRR”) based on the expected monthly collections over the estimated economic life of each portfolio of accounts receivable (typically up to seven years, based on the Company’s collection experience) compared to the original purchase price. Monthly collections on the portfolios are allocated between revenue and carrying value reduction based on applying each portfolio’s effective IRR for the quarter to its carrying value. Over the life of a portfolio, the Company continues to estimate cash flows expected to be collected. The Company evaluates at the balance sheet date whether the present value of its portfolios determined using the effective interest rates for each portfolio has decreased, and if so, records a valuation allowance to maintain the original IRR. Any increase in actual or estimated cash flows expected to be collected is first used to reverse any existing valuation allowance for that portfolio and any remaining increases in cash flows are recognized prospectively through an increase in the IRR. The updated IRR then becomes the new benchmark for subsequent valuation allowance testing.

Portfolio Sales:

The Company accounts for gains on sales of purchased accounts receivable under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Gains on sales are recognized as revenue and represent the difference between the sales price and the present value of the future cash collections expected from the loans sold at the portfolio’s IRR at the time of sale.

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

Goodwill and Other Intangibles:

Goodwill represents the excess of purchase price over the fair market value of net assets acquired, based on their respective fair values at the date of acquisition. Goodwill is tested for impairment each year as of October 1, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill impairment test is performed at the reporting unit level and involves a two-step approach, the first step identifies any potential impairment and the second step measures the amount of impairment, if applicable. The first test for potential impairment uses a fair value based approach, whereby the implied fair value of a reporting unit’s goodwill is compared to its carrying amount; if the fair value is less than the carrying amount, the reporting unit’s goodwill would be considered impaired. Fair value estimates are based upon the discounted value of estimated cash flows. The Company does not believe that goodwill was impaired as of September 30, 2007 (note 8).

Trade name, which represents the fair value of the NCO name, is an indefinite-lived intangible asset and therefore not subject to amortization. Similar to goodwill, the trade name will be reviewed at least annually as of October 1 for impairment. The Company does not believe that the trade name was impaired as of September 30, 2007 (note 8).

Other intangible assets consist primarily of customer relationships and non-compete agreements, which are amortized over a range of five to seven years using the straight-line method (note 8).

2.	Accounting Policies (continued):

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

The Company recognizes interest related to uncertain tax positions in interest expense. As of January 1, 2007, the date of adoption, and September 30, 2007, the Company had approximately $4.2 million and $4.7 million, respectively, of accrued interest related to uncertain tax positions. The Company recognizes penalties related to uncertain tax positions in the provision for income taxes.

The Company remains open to examination by U.S. federal and state taxing authorities for the tax years 2005 through 2006 and by the Canadian taxing authority for September 30, 1999 through 2006.

Allowance for Doubtful Accounts:

Allowances for doubtful accounts are determined based on estimates of losses related to customer receivable balances. In establishing the appropriate provision for customer receivables balances, we make assumptions with respect to their future collectibility. Our assumptions are based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivable balances. Generally, these individual credit assessments occur at regular reviews during the life of the exposure and consider factors such as a customer’s ability to meet and sustain their financial commitments, a customer’s current financial condition and historical payment patterns. Once the appropriate considerations referred to above have been taken into account, a determination is made as to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding receivable balance. Our level of reserves for our customer accounts receivable fluctuates depending upon all of the factors mentioned above, in addition to any contractual rights that allow us to reduce outstanding receivable balances through the application of future collections. If our estimate is not sufficient to cover actual losses, we would be required to take additional charges to our earnings.

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

2.	Accounting Policies (continued):

Use of Estimates (continued):

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

Reclassifications:

Certain amounts have been reclassified for comparative purposes. Investments in subsidiaries from minority interests and return of investments in subsidiaries to minority interests were reclassified from investing activities to financing activities in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2006. The amount of investments in subsidiaries from minority interests reclassified was $2.9 million, and the amount of return of investments in subsidiaries to minority interests reclassified was $1.0 million.

3.	Predecessor Restructuring Charges:

In conjunction with the acquisition of Risk Management Alternatives Parent Corp. (“RMA”) and streamlining the cost structure of the Company’s legacy operations, the Company recorded total restructuring charges of $22.4 million from the third quarter of 2005 through November 15, 2006. These charges primarily related to the elimination of certain redundant facilities and severance costs. During the nine months ended September 30, 2007, the Company made payments of $3.7 million, and the balance of liabilities outstanding was $4.7 million at September 30, 2007. The Company expects to pay the remaining balance through 2011.

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

The purchase price, including transaction costs, was approximately $1.2 billion. Transaction costs included approximately $22.8 million of debt issuance costs. The Company allocated $312.9 million of the purchase price to the customer relationships, $96.6 million to the trade name, $2.2 million to the non-compete agreements and recorded goodwill of $586.2 million, which is non-deductible for tax purposes, based on preliminary estimates. As a result of the Transaction, the Company expects to gain greater operating flexibility in order to focus on long-term growth. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate.

The following is a preliminary allocation of the purchase price to the assets acquired and liabilities assumed (amounts in thousands):

Purchase price	$1,154,633
Transaction costs	68,498
Accounts receivable	(123,023)
Purchased accounts receivable	(230,399)
Customer relationships	(312,885)
Trade name	(96,613)
Non-compete agreements	(2,172)
Property and equipment	(133,703)
Deferred tax asset	(28,208)
Other assets	(106,162)
Long-term debt	48,350
Deferred tax liability	161,350
Accrued expenses and other liabilities	178,324
Accrued acquisition costs	8,203

Goodwill	$586,193

In connection with the Transaction, the Company recorded liabilities of $8.2 million for an exit plan the Company began to formulate prior to the Transaction date. These liabilities principally relate to facilities leases, severance and other costs. The following presents the activity in the accruals recorded for restructuring related expenses (amounts in thousands); the Company expects to pay the remaining balance through 2011:

	Leases	Severance	Other	Total
Balance at December 31, 2006	$5,025	$2,295	$—	$7,320
Accruals	—	335	141	476
Cash payments	(712)	(1,515)	(94)	(2,321)

Balance at September 30, 2007	$4,313	$1,115	$47	$5,475

Assuming the Transaction described above occurred as of the beginning of January 1, 2006, the Company’s unaudited pro forma revenue and net loss would have been $288.7 million and $13.9 million, respectively, for the three months ended September 30, 2006, and $889.4 million and $30.2 million, respectively, for the nine months ended September 30, 2006. This pro forma information does not include the acquisitions described below because they were not considered significant business combinations. The unaudited pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities.

4.	Business Combinations (continued):

On December 18, 2006, the Company acquired the assets of Star Contact (BVI) Ltd. and Call Center-Telemarketing Pro-Panama, S.A. (together “Star Contact”), a provider of outsourced, multi-lingual contact center and customer care services based in Panama City, Panama, for $36.2 million. The acquisition agreement contains a provision for annual earnout payments to be made to the seller, for each of the two years following the acquisition, provided that certain performance measures are met as of the end of each of the two years. During the three months ended September 30, 2007, the Company recorded $14.8 million in accrued expenses, for an estimate of the first annual earnout payment, which will be paid in the first quarter of 2008. The Company allocated $19.4 million of the purchase price to the customer relationships, $1.2 million to the non-compete agreement and recorded goodwill of $23.9 million, which is non-deductible for tax purposes, in the CRM segment, based on preliminary estimates. As a result of the acquisition, the Company expects to penetrate new markets, expand its current customer base, and reduce the cost of operations.

The following is a preliminary allocation of the purchase price to the assets acquired and liabilities assumed (amounts in thousands):

Purchase price	$36,207
Estimated earnout	14,775
Customer relationships	(19,390)
Non-compete agreement	(1,200)
Property and equipment	(5,485)
Other assets	(4,837)
Accrued expenses	3,852

Goodwill	$23,922

5.	Comprehensive Income:

Comprehensive income consists of net income (loss) plus certain changes in assets and liabilities, including the effects of intercompany transactions, that are not included in net income (loss) but are reported as a separate component of stockholders’ equity. The Company’s comprehensive income was as follows (amounts in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006
Net (loss) income	$(3,141)	$11,385	$(5,241)	$31,970
Other comprehensive income:
Foreign currency translation adjustment	1,670	(543)	5,587	3,686
Change in fair value of cash flow hedges, net of tax	(732)	(727)	3,666	3,685
Change in fair value of Predecessor interest rate cap, net of tax	—	(111)	—	(36)
Net gains on cash flow hedges reclassified into earnings, net of tax	(1,109)	(1,531)	(1,383)	(2,887)

Comprehensive income	$(3,312)	$8,473	$2,629	$36,418

The foreign currency translation adjustment was attributable to changes in the exchange rates used to translate the financial statements of the Company’s foreign operations into U.S. dollars.

6.	Purchased Accounts Receivable:

Portfolio Management and the U.K., Canadian and Australian divisions of ARM purchase defaulted consumer accounts receivable at a discount from the contractual principal balance. As of September 30, 2007, the carrying values of Portfolio Management’s and ARM’s purchased accounts receivable were $255.2 million and $7.6 million, respectively. The total outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $45.6 billion and $41.8 billion at September 30, 2007 and December 31, 2006, respectively.

The following summarizes the change in the carrying amount of the purchased accounts receivable (amounts in thousands):

	Successor		Predecessor
	For the Nine Months Ended September 30, 2007	Period from July 13 through December 31, 2006	Period from January 1 through November 15, 2006
Balance at beginning of period	$244,100	$—	$237,807
Purchases:
Portfolios acquired in business combinations	—	230,399	—
Cash purchases	89,805	29,709	81,839
Noncash purchases (note 12)	—	—	1,025
Collections	(187,863)	(26,850)	(220,586)
Revenue recognized	120,376	13,273	149,612
Proceeds from portfolio sales and resales applied to carrying value	(5,124)	(2,801)	(7,794)
Allowance for impairment	—	—	(7,909)
Noncash adjustments	714	—	—
Foreign currency translation adjustment	807	370	413

Balance at end of period	$262,815	$244,100	$234,407

In the ordinary course of purchasing portfolios of accounts receivable, Portfolio Management may sell accounts from an acquired portfolio shortly after they were purchased. The proceeds from these resales are essentially equal to, and applied against, the carrying value of the accounts. Therefore, there is no gain recorded on these resales. For the three months ended September 30, 2007 and 2006, proceeds from portfolio resales were $1.1 million. For the nine months ended September 30, 2007 and 2006, proceeds from portfolio resales were $6.6 million and $4.9 million, respectively.

Portfolio Management sells certain aged and bankruptcy status portfolios of accounts receivable that have a low probability of payment under the Company’s collection platform. Proceeds from sales above the remaining carrying value are recorded as revenue. During the three months ended September 30, 2007 and 2006, Portfolio Management sold portfolios of accounts receivable for $12.8 million and $14.6 million with a carrying value of $2.5 million and $1.5 million, and recorded revenue of $10.3 million and $13.1 million, respectively. During the nine months ended September 30, 2007 and 2006, Portfolio Management sold portfolios of accounts receivable for $16.9 million and $24.7 million with a carrying value of $5.1 million and $2.5 million, and recorded revenue of $11.8 million and $22.1 million, respectively.

6.	Purchased Accounts Receivable (continued):

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following presents the change in accretable yield (amounts in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006
Balance at beginning of period	$355,050	$314,293	$465,451	$288,935
Additions	10,480	23,512	64,524	84,991
Noncash adjustments	(195)	—	(714)	—
Accretion	(35,443)	(41,785)	(120,376)	(129,962)
Reclassifications (to) from nonaccretable difference	(21,371)	1,222	(100,119)	53,081
Foreign currency translation adjustment	(2)	32	(247)	229

Balance at end of period	$308,519	$297,274	$308,519	$297,274

During the three months ended September 30, 2007 and 2006, the Company purchased accounts receivable with a cost of $15.8 million and $18.5 million, respectively, that had contractually required payments receivable at the date of acquisition of $662.3 million and $1.5 billion, respectively, and expected cash flows at the date of acquisition of $26.3 million and $42.0 million, respectively. During the nine months ended September 30, 2007 and 2006, the Company purchased accounts receivable with a cost of $89.8 million and $76.0 million, respectively, that had contractually required payments receivable at the date of acquisition of $4.1 billion and $3.8 billion, respectively, and expected cash flows at the date of acquisition of $154.3 million and $161.0 million, respectively.

7.	Funds Held on Behalf of Clients:

In the course of the Company’s subsidiaries’ regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $55.1 million and $60.2 million at September 30, 2007 and December 31, 2006, respectively, have been shown net of their offsetting liability for financial statement presentation.

8.	Goodwill and Other Intangible Assets:

SFAS No. 142, “Goodwill and Other Intangible Assets” requires goodwill to be allocated and tested at the reporting unit level. The Company’s reporting units are ARM, CRM and Portfolio Management. In connection with the Transaction, the Company allocated $586.2 million of the purchase price to goodwill. CRM’s goodwill balance includes $23.9 million from the acquisition of Star Contact (note 4). The Company’s reporting units had the following goodwill (amounts in thousands):

	September 30, 2007	December 31, 2006
ARM	$328,069	$323,533
Portfolio Management	155,518	155,377
CRM	128,499	121,636

Total	$612,086	$600,546

8.	Goodwill and Other Intangible Assets (continued):

The increase in ARM’s goodwill balance from December 31, 2006 to September 30, 2007, was primarily due to changes in the allocation of the fair market value of the acquired assets and liabilities related to the Transaction of approximately $2.9 million, $1.9 million of goodwill from the acquisition of Statewide Mercantile Services in January 2007, and changes in the exchange rates used for foreign currency translation. The increase in CRM’s goodwill balance from December 31, 2006 to September 30, 2007, was primarily due to the $14.8 million estimated earnout related to the Star Contact acquisition, offset in part by a decrease of $8.9 million due to changes in the allocation of the fair market value of the acquired assets and liabilities, also related to the Star Contact acquisition.

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

Other intangible assets subject to amortization consist of customer relationships and non-compete agreements. The following represents the other intangible assets subject to amortization (amounts in thousands):

	September 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$332,613	$43,116	$324,579	$5,808
Non-compete agreements	3,372	481	2,172	42

Total	$335,985	$43,597	$326,751	$5,850

The Company recorded amortization expense for all other intangible assets of $13.5 million and $2.9 million during the three months ended September 30, 2007 and 2006, respectively, and $37.6 million and $8.8 million during the nine months ended September 30, 2007 and 2006, respectively. The following represents the Company’s expected amortization expense from these other intangible assets over the next five years (amounts in thousands):

For the Years Ended December 31,	Estimated Amortization Expense
2007	$49,922
2008	50,050
2009	49,593
2010	48,718
2011	48,524

9.	Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2007	December 31, 2006
Senior term loan	$461,513	$465,000
Senior revolving credit facility	31,000	36,000
Senior subordinated notes	200,000	200,000
Senior notes	165,000	165,000
Nonrecourse credit facility	54,508	50,952
Other	1,388	1,361
Less current portion	(30,716)	(36,692)

	$882,693	$881,621

9.	Long-Term Debt (continued):

Senior Credit Facility:

In connection with the Transaction, on November 15, 2006 the Company repaid the Predecessor senior credit facility and entered into a new senior credit facility (“Credit Facility”) with a syndicate of financial institutions. The Credit Facility consists of a $465.0 million term loan and a $100.0 million revolving credit facility, with an option to allow the Company to increase its borrowing capacity under the Credit Facility in an aggregate amount not to exceed $100.0 million, subject to the satisfaction of certain conditions. The Company is required to make quarterly repayments of $1.2 million on the term loan until the maturity date of May 15, 2013, at which time the remaining balance outstanding is due. The Company is also required to make annual prepayments, beginning with 2007, of 50 percent, 25 percent or zero percent of its excess annual cash flow, based on its leverage ratio. The revolving credit facility requires no minimum principal payments until its maturity date of November 15, 2011. At September 30, 2007, the balance outstanding on the term loan was $461.5 million and the balance outstanding on the revolving credit facility was $31.0 million. The availability of the revolving credit facility is reduced by any unused letters of credit ($5.1 million at September 30, 2007). As of September 30, 2007, the Company had $63.9 million of remaining availability under the revolving credit facility.

All borrowings bear interest at an annual rate equal to either, at the option of the Company, (i) the higher of the prime rate (7.75 percent at September 30, 2007) or the federal funds rate (4.58 percent at September 30, 2007) plus 0.50 percent, plus a margin of 2.00 percent for the first six months following the date of the Transaction and thereafter plus a margin of 1.50 percent to 2.00 percent in the case of the revolving credit facility and 1.75 percent to 2.00 percent in the case of the term loan, based on the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio; or (ii) LIBOR (5.12 percent at September 30, 2007) plus a margin of 3.00 percent for the first six months following the date of the Transaction and thereafter plus a margin of 2.50 percent to 3.00 percent in the case of the revolving credit facility, and 2.75 percent to 3.00 percent in the case of the term loan, based on the Company’s funded debt to EBITDA ratio. The Company is charged a quarterly commitment fee on the unused portion of the revolving credit facility at an annual rate of 0.50 percent. The effective interest rate on the Credit Facility was approximately 8.11 percent and 8.20 percent for the three and nine months ended September 30, 2007, respectively. The Credit Facility also provides that the Company obtain interest rate protection for a period of three years in a notional amount not to be less than 50 percent of the aggregate principal amount of the term loan facility.

Borrowings under the Credit Facility are collateralized by substantially all of the Company’s assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or a change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. The Company was in compliance with all required financial covenants and was not aware of any events of default as of September 30, 2007.

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

Senior Notes and Senior Subordinated Notes (continued):

The Senior Notes are senior unsecured obligations and are senior in right of payment to all existing and future senior subordinated indebtedness, including the Senior Subordinated Notes, and all future subordinated indebtedness. The Senior Notes bear interest at an annual rate equal to LIBOR plus 4.875 percent, reset quarterly. The effective interest rate of the Senior Notes was approximately 10.33 percent and 10.27 percent for the three and nine months ended September 30, 2007, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time on or after November 15, 2008 at varying redemption prices depending on the redemption date, plus accrued and unpaid interest.

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

Nonrecourse Credit Facility:

On August 31, 2007, the Company amended its existing nonrecourse credit facility and exclusivity agreements with a lender due to the lender’s spin off of its unit to an investment fund. Under the new agreements, all financings from September 1, 2006 and forward are now with the investment fund. The amended agreement provides that all purchases of accounts receivable by the Company with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender will finance non-equity borrowings with floating interest at an annual rate equal to LIBOR plus 2.50 percent. As additional return on the debt financed portfolios, the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and the initial investment by the Company, including interest. These borrowings are nonrecourse to the Company and are due two years from the date of each respective loan, unless otherwise negotiated. The Company may terminate the agreement for a cost of $250,000 for each month remaining under the agreement from the date of termination until June 30, 2009, when the agreement expires. All financings entered into prior to September 1, 2006 remain under the prior agreement.

9.	Long-Term Debt (continued):

Nonrecourse Credit Facility (continued):

Borrowings under the amended credit facility are nonrecourse to the Company, except for the assets within the entities established in connection with the financing agreement. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed through the agreement, in addition to other remedies.

Total debt outstanding under this facility was $54.5 million and $51.0 million as of September 30, 2007 and December 31, 2006, respectively, which included $9.0 million and $10.8 million, respectively, of accrued residual interest. The effective interest rate on these loans, including the residual interest component, was approximately 17.7 percent and 24.1 percent for the three months ended September 30, 2007 and 2006, respectively, and 11.4 percent and 30.5 percent for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, the Company was in compliance with all required covenants.

As noted above, upon full satisfaction of the notes payable and the return of the initial investment to the Company, including interest, the Company is obligated to pay the lender a contingent payment, as negotiated, net of servicing fees and other related charges. The contingent payment has been accounted for as an embedded derivative in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At September 30, 2007 and December 31, 2006, the estimated fair value of the embedded derivative was $9.0 million and $10.8 million, respectively. Changes in the fair market value of the embedded derivatives are recorded in interest expense on the statement of operations. During the three months ended September 30, 2007 and 2006, an increase of $71,000 and a decrease of $134,000, respectively, was recorded to reflect the revaluation of the embedded derivatives. During the nine months ended September 30, 2007 and 2006, a decrease of $1.1 million and an increase of $162,000, respectively, was recorded to reflect the revaluation of the embedded derivatives.

10.	Stockholders’ Equity:

The Company’s Series A Preferred Stock (“Series A”) is entitled to a dividend at an annual rate of 14 percent, and the Company’s Class L Common Stock (“Class L”) is entitled to a yield at an annual rate of 14 percent. The dividends and yields are calculated on February 28, May 31, August 31 and November 30 of each year, beginning February 28, 2007. On February 28, 2007, May 31, 2007 and August 31, 2007, 49,604 shares, 44,803 shares and 46,384 shares, respectively, of Series A were issued for the Series A “paid-in-kind” dividends. The yields for Class L are compounding and accumulate on the unreturned initial investment but are not declared until payment. As of August 31, 2007, the accumulated yield for shares of Class L was $10.4 million.

11.	Derivative Financial Instruments:

The Company enters into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These contracts are designated as cash flow hedges. The Company had forward exchange contracts for the purchase of 21.9 million Canadian dollars and 651.0 million Philippine pesos outstanding at September 30, 2007, which mature throughout the remainder of 2007. For the three months ended September 30, 2007, the Company recorded unrealized net gains of $1.3 million in other comprehensive income (loss) for the change in fair value, and realized net gains of $1.4 million were reclassified into earnings. For the nine months ended September 30, 2007, the Company recorded unrealized net gains of $5.5 million in other comprehensive income (loss) for the change in fair value, and realized net gains of $1.4 million were reclassified into earnings. For the three months ended September 30, 2007, there were no ineffective cash flow hedges. For the nine months ended September 30, 2007, the Company recorded a net loss of $117,000 representing the ineffectiveness of certain cash flow hedges. For the three months ended September 30, 2006, the Company recorded unrealized net losses of $1.1 million in other comprehensive income (loss) for the change in fair value, and realized net gains of $2.4 million were reclassified into earnings. For the nine months ended September 30, 2006, the Company recorded unrealized net gains of $5.8 million in other comprehensive income (loss) for the change in fair value, and realized net gains of $2.9 million were reclassified into earnings. For the three and nine months ended September 30, 2006, the Company recorded a net gain of $427,000, representing the ineffectiveness of certain cash flow hedges. The impact of the settlement of the Company’s cash flow hedges was recorded in payroll and related expenses, selling, general and administrative expenses and other income (expense) in the statement of operations. At September 30, 2007, the fair market value of all outstanding cash flow hedges was a net asset of $1.8 million, which was included in other current assets. All of the accumulated gains and losses in other comprehensive income (loss) related to cash flow hedges at September 30, 2007, are expected to be reclassified into earnings within the next 12 months.

On November 30, 2006, the Company entered into interest rate swap agreements to minimize the impact of LIBOR fluctuations on interest payments on the Company’s floating rate debt. The interest rate swaps are designated as cash flow hedges. The interest rate swaps cover an aggregate notional amount of $189.0 million and were effective as of February 22, 2007. The Company is required to pay the counterparties quarterly interest payments at a weighted average fixed rate of 4.77 percent, and receives from the counterparties variable quarterly interest payments based on LIBOR. The net interest paid or received is included in interest expense. For the three months ended September 30, 2007, the Company recorded unrealized net losses of $2.5 million in other comprehensive income (loss) for the change in fair value, and realized net gains of $311,000 were reclassified into earnings. For the nine months ended September 30, 2007, the Company recorded unrealized net gains of $116,000 in other comprehensive income (loss) for the change in fair value, and realized net gains of $713,000 were reclassified into earnings. As of September 30, 2007, the fair market value of the interest rate swaps was a net liability of $596,000, which was included in other current assets.

The Company’s nonrecourse credit facility relating to purchased accounts receivable contains contingent payments that are accounted for as embedded derivatives. At September 30, 2007 and December 31, 2006, the estimated fair value of the embedded derivative was $9.0 million and $10.8 million, respectively. Changes in the fair market value of the embedded derivatives are recorded in interest expense on the statement of operations. During the three months ended September 30, 2007 and 2006, an increase of $71,000 and a decrease of $134,000, respectively, was recorded to reflect the revaluation of the embedded derivatives. During the nine months ended September 30, 2007 and 2006, a decrease of $1.1 million and an increase of $162,000, respectively, was recorded to reflect the revaluation of the embedded derivatives.

The Company enters into interest rate cap contracts to minimize the impact of LIBOR fluctuations on transactions and cash flows. The Company had interest rate caps covering an aggregate notional amount of $157.0 million at September 30, 2007, with a weighted average LIBOR cap rate of 6.00 percent. The interest rate caps are not designated as cash flow hedges, and, accordingly, changes in fair market value, if any, are recorded in other income (expense) in the statement of operations. As of September 30, 2007, the fair market value of all outstanding interest rate caps was $68,000, which was included in other current assets.

12.	Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	Successor	Predecessor
	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006
Noncash investing and financing activities:
Fair value of assets acquired	$2,856	$4,911
Liabilities assumed from acquisitions	776	1,615
Disposal of fixed assets	740	1,336
Adjustment to acquisition accrual	476	3,954
Nonrecourse borrowings to purchase accounts receivable	—	1,025
Adjustments to purchased accounts receivable	714	—

13.	Commitments and Contingencies:

Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications companies, a foreign labor subcontractor in India and other vendors that require minimum purchase commitments. These agreements expire between 2007 and 2009. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

2007	$43,424
2008	15,752
2009	2,467

$61,643

The Company incurred $14.8 million and $14.0 million of expense in connection with these purchase commitments for the three months ended September 30, 2007 and 2006, respectively, and $45.2 million and $46.2 million for the nine months ended September 30, 2007 and 2006, respectively.

Forward-Flow Agreements:

The Company has several fixed price agreements, or forward-flows, that obligate the Company to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. At September 30, 2007, the Company had forward-flows aggregating approximately $4.1 million per month, expiring between March 2008 and August 2012. The terms of the agreements vary; typically they can be terminated by the seller with either 30 days, 60 days or 90 days written notice. In November 2007, the Company entered into a new forward flow that obligates the Company to purchase, on a monthly basis, $6.1 million of charged-off accounts receivable meeting certain criteria. This forward flow expires in May 2008.

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

Tax Matters:

In 2004, the Company received notice of a proposed reassessment from a foreign taxing authority relating to certain matters occurring from 1998 through 2001 regarding one of the Company’s subsidiaries. In September 2006, the Company received the formal notice of reassessment in the amount of $17.1 million including interest and penalties (converted as of September 30, 2007), and in December 2006 the Company paid a deposit of $8.5 million including interest. The Company maintains a reserve that it believes is adequate to address its exposure to this matter and has contested the reassessment.

The Company is under audit by the State of Texas for alleged improper collection of state sales tax on collection services. Under Texas law, both client and debtor need to be within the state to create a taxable transaction. The State of Texas has issued an initial assessment. The Company’s contracts with its clients generally require the clients to reimburse the Company for sales taxes. The Company is working with its clients to reduce the assessment and the Company currently expects that it will be substantially reduced.

New York and Texas Attorneys General:

In August 2006, the Company received a subpoena from the New York Attorney General and in April 2007 the Company received a subpoena from the Texas Attorney General requesting information relating to the Company’s debt collection practices in such states. The Company has responded to such inquiries or investigations and provided certain information to the respective Attorneys General offices. The Company believes it is in compliance with the state laws of New York and Texas relating to debt collection practices in all material respects. However, no assurance can be given that any such inquiries or investigations will not result in a formal investigation or an enforcement action. Any such enforcement actions could result in fines as well as the suspension or termination of the Company’s ability to conduct business in such states.

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

As of September 30, 2007, the Company’s business consisted of three operating divisions: ARM, CRM and Portfolio Management. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies” to the Company’s Annual Financial Statements, included in the Company’s prospectus filed pursuant to Rule 424(b)(3) on July 18, 2007.

ARM provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM serves clients of all sizes in local, regional, and national markets in the United States, Canada, the United Kingdom and Australia. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. ARM had total assets, net of any intercompany balances, of $867.1 million and $932.2 million at September 30, 2007 and December 31, 2006, respectively. ARM had capital expenditures of $15.4 million and $24.8 million for the nine months ended September 30, 2007 and 2006, respectively. ARM also provides accounts receivable management services to Portfolio Management. ARM recorded revenue of $28.5 million and $30.0 million for these services for the three months ended September 30, 2007 and 2006, respectively, and $81.8 million and $91.1 million for the nine months ended September 30, 2007 and 2006, respectively. Included in ARM’s intercompany revenue for the three months ended September 30, 2007 and 2006, was $4.7 million and $5.4 million, respectively, of commissions from the sale of portfolios by Portfolio Management, and $6.2 million and $9.1 million for the nine months ended September 30, 2007 and 2006, respectively.

The CRM division provides customer relationship management services to clients in the United States, Canada and Latin America through offices in the United States, Canada, the Philippines, Panama and Barbados. The Company’s acquisition of Star Contact in December 2006 was included in the CRM segment. CRM had total assets, net of any intercompany balances, of $331.3 million and $287.7 million at September 30, 2007 and December 31, 2006, respectively. CRM had capital expenditures of $3.8 million and $11.0 million for the nine months ended September 30, 2007 and 2006, respectively. CRM also provides certain services to ARM. CRM recorded revenue of $115,000 and $302,000 for these services for the three and nine months ended September 30, 2007, respectively.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies and other consumer oriented companies. Portfolio Management had total assets, net of any intercompany balances, of $449.9 million and $424.2 million at September 30, 2007 and December 31, 2006, respectively.

14.	Segment Reporting (continued):

The following tables represent the revenue, payroll and related expenses, selling, general, and administrative expenses, restructuring charges and income from operations before depreciation and amortization for each segment:

	Successor
	For the Three Months Ended September 30, 2007 (amounts in thousands)
	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	Income from Operations Before Depreciation and Amortization
ARM	$207,510	$95,023	$89,628	$22,859
CRM	83,141	62,265	13,675	7,201
Portfolio Management	45,115	1,884	29,209	14,022
Eliminations	(28,571)	(115)	(28,456)	—

Total	$307,195	$159,057	$104,056	$44,082

	Predecessor
	For the Three Months Ended September 30, 2006 (amounts in thousands)
	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	Restructuring Charges	Income from Operations Before Depreciation and Amortization
ARM	$213,338	$97,682	$90,828	$4,150	$20,678
CRM	62,814	50,306	11,108	199	1,201
Portfolio Management	55,275	2,086	34,114	—	19,075
Eliminations	(29,868)	—	(29,868)	—	—

Total	$301,559	$150,074	$106,182	$4,349	$40,954

	Successor
	For the Nine Months Ended September 30, 2007 (amounts in thousands)
	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	Income from Operations Before Depreciation and Amortization
ARM	$641,294	$295,567	$275,476	$70,251
CRM	243,911	181,166	39,565	23,180
Portfolio Management	132,605	5,856	84,589	42,160
Eliminations	(82,078)	(302)	(81,776)	—

Total	$935,732	$482,287	$317,854	$135,591

14.	Segment Reporting (continued):

	Predecessor
	For the Nine Months Ended September 30, 2006 (amounts in thousands)
	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	Restructuring Charges	Income from Operations Before Depreciation and Amortization
ARM	$665,467	$310,796	$279,169	$9,655	$65,847
CRM	182,221	147,979	33,499	468	275
Portfolio Management	153,015	6,349	97,887	—	48,779
Eliminations	(91,182)	—	(91,182)	—	—

Total	$909,521	$465,124	$319,373	$10,123	$114,901

15.	Related Party Transactions:

The Company has agreed to pay OEP a management fee of $3.0 million per year, plus reimbursement of expenses, for management, advice and related services. During the three and nine months ended September 30, 2007, the Company incurred $750,000 and $2.3 million, respectively, relating to management fees, which were included in selling, general and administrative expenses.

OEP is an affiliate of JPMorgan Chase & Co. (“JPM”), and JPM is a client of the Company. For the three and nine months ended September 30, 2007, the Company received fees for providing services to JPM of $2.8 million and $7.6 million, respectively. Additionally, affiliates of Citigroup are investors of the Company, and Citigroup is a client of the Company. For the three and nine months ended September 30, 2007, the Company received fees for providing services to Citigroup of $7.9 million and $25.9 million, respectively. During the nine months ended September 30, 2007, the Company purchased accounts receivable for a purchase price of $1.7 million from an affiliate of Citigroup.

In August 2007, the Company entered into an agreement to acquire Systems & Services Technologies, Inc. (“SST”), a third-party, non-mortgage consumer asset servicer, for approximately $13.4 million, plus a potential for a $10.0 million earnout payment, subject to post-closing adjustments. SST is a wholly owned subsidiary of JPM. The acquisition is expected to close during the fourth quarter of 2007.

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

NCO GROUP, INC.

Consolidating Balance Sheet

September 30, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$8,701	$21,795	$—	$30,496
Accounts receivable, trade, net of allowance for doubtful accounts	—	120,862	15,273	—	136,135
Purchased accounts receivable, current portion	—	9,350	73,925	—	83,275
Deferred income taxes	415	7,568	1,615	—	9,598
Prepaid expenses and other current assets	2,362	20,986	8,958	—	32,306

Total current assets	2,777	167,467	121,566	—	291,810

Property and equipment, net	—	76,492	48,879	—	125,371

Other assets:
Goodwill	—	548,756	63,331	—	612,087
Trade name	—	93,766	2,847	—	96,613
Customer relationships and other intangible assets, net of accumulated amortization	—	260,901	31,487	—	292,388
Purchased accounts receivable, net of current portion	—	19,480	160,060	—	179,540
Deferred income taxes	—	—	6,750	—	6,750
Investment in subsidiaries	760,004	94,523	—	(854,527)	—
Other assets	18,453	23,529	1,717	—	43,699

Total other assets	778,457	1,040,955	266,192	(854,527)	1,231,077

Total assets	$781,234	$1,284,914	$436,637	$(854,527)	$1,648,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$4,650	$214	$25,852	$—	$30,716
Intercompany (receivable) loan	(170,789)	90,236	80,553	—	—
Income taxes payable	—	—	10,106	—	10,106
Accounts payable	750	13,836	3,881	—	18,467
Accrued expenses	12,421	39,411	25,272	—	77,104
Accrued compensation and related expenses	—	22,728	10,828	—	33,556

Total current liabilities	(152,968)	166,425	156,492	—	169,949

Long-term liabilities:
Long-term debt, net of current portion	617,458	235,540	29,695	—	882,693
Deferred income taxes	(74,532)	158,287	55,321	—	139,076
Other long-term liabilities	—	6,315	2,961	—	9,276

Minority interest	—	—	56,048	—	56,048

Stockholders’ equity	391,276	718,347	136,120	(854,527)	391,216

Total liabilities and stockholders’ equity	$781,234	$1,284,914	$436,637	$(854,527)	$1,648,258

17.	Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

December 31, 2006

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$339	$1,279	$12,281	$—	$13,899
Accounts receivable, trade, net of allowance for doubtful accounts	—	128,187	15,746	—	143,933
Purchased accounts receivable, current portion	—	16,122	131,181	—	147,303
Deferred income taxes	427	7,574	1,645	—	9,646
Prepaid expenses and other current assets	2,971	21,127	5,482	—	29,580

Total current assets	3,737	174,289	166,335	—	344,361

Property and equipment, net	—	88,652	47,279	—	135,931

Other assets:
Goodwill	—	545,544	55,002	—	600,546
Trade name	—	93,766	2,847	—	96,613
Customer relationships and other intangible assets, net of accumulated amortization	—	292,859	28,042	—	320,901
Purchased accounts receivable, net of current portion	—	16,233	80,564	—	96,797
Deferred income taxes	—	—	5,815	—	5,815
Investment in subsidiaries	724,486	96,102	—	(820,588)	—
Other assets	17,066	25,081	1,028	—	43,175

Total other assets	741,552	1,069,585	173,298	(820,588)	1,163,847

Total assets	$745,289	$1,332,526	$386,912	$(820,588)	$1,644,139

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$4,650	$210	$31,832	$—	$36,692
Intercompany (receivable) loan	(232,277)	178,576	53,701	—	—
Income taxes payable	—	—	6,987	—	6,987
Accounts payable	—	9,383	2,210	—	11,593
Accrued expenses	12,083	50,562	11,136	—	73,781
Accrued compensation and related expenses	—	23,193	10,828	—	34,021

Total current liabilities	(215,544)	261,924	116,694	—	163,074

Long-term liabilities:
Long-term debt, net of current portion	625,945	235,938	19,738	—	881,621
Deferred income taxes	(53,433)	145,495	52,681	—	144,743
Other long-term liabilities	—	7,598	3,154	—	10,752

Minority interest	—	—	55,628	—	55,628

Stockholders’ equity	388,321	681,571	139,017	(820,588)	388,321

Total liabilities and stockholders’ equity	$745,289	$1,332,526	$386,912	$(820,588)	$1,644,139

17.	Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended September 30, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Services	$—	$271,709	$79,365	$(89,879)	$261,195
Portfolio	—	6,662	29,056	—	35,718
Portfolio sales	—	6,923	3,359	—	10,282

Total revenues	—	285,294	111,780	(89,879)	307,195

Operating costs and expenses:
Payroll and related expenses	3	161,212	58,999	(61,157)	159,057
Selling, general and administrative expenses	1,013	92,269	39,496	(28,722)	104,056
Depreciation and amortization expense	—	17,626	7,468	—	25,094

Total operating costs and expenses	1,016	271,107	105,963	(89,879)	288,207

(Loss) income from operations	(1,016)	14,187	5,817	—	18,988

Other income (expense):
Interest and investment income	(17)	382	150	—	515
Interest expense	(16,276)	(5,964)	(2,244)	—	(24,484)
Interest (expense) income to affiliate	(280)	2,085	(1,805)	—	—
Subsidiary income	7,777	(295)	—	(7,482)	—
Other income	—	849	—	—	849

	(8,796)	(2,943)	(3,899)	(7,482)	(23,120)

(Loss) income before income taxes	(9,812)	11,244	1,918	(7,482)	(4,132)

Income tax (benefit) expense	(6,731)	4,450	825	—	(1,456)

(Loss) income before minority interest	(3,081)	6,794	1,093	(7,482)	(2,676)

Minority interest	—	—	(465)	—	(465)

Net (loss) income	$(3,081)	$6,794	$628	$(7,482)	$(3,141)

17.	Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Income

For the Three Months Ended September 30, 2006

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Services	$—	$260,372	$74,509	$(88,962)	$245,919
Portfolio	—	9,249	33,295	—	42,544
Portfolio sales	—	4,561	8,535	—	13,096

Total revenues	—	274,182	116,339	(88,962)	301,559

Operating costs and expenses:
Payroll and related expenses	3	158,373	50,792	(59,094)	150,074
Selling, general and administrative expenses	1,555	93,124	41,371	(29,868)	106,182
Depreciation and amortization expense	—	9,822	3,831	—	13,653
Restructuring charges	—	3,543	806	—	4,349

Total operating costs and expenses	1,558	264,862	96,800	(88,962)	274,258

(Loss) income from operations	(1,558)	9,320	19,539	—	27,301

Other income (expense):
Interest and investment income	—	263	(24)	—	239
Interest expense	(2,242)	(1,922)	(4,253)	—	(8,417)
Interest (expense) income to affiliate	(10,827)	11,480	(653)	—	—
Subsidiary income	20,945	6,908	—	(27,853)	—
Other income	—	853	—	—	853

	7,876	17,582	(4,930)	(27,853)	(7,325)

Income before income taxes	6,318	26,902	14,609	(27,853)	19,976

Income tax (benefit) expense	(5,067)	6,564	5,174	—	6,671

Income before minority interest	11,385	20,338	9,435	(27,853)	13,305

Minority interest	—	—	(1,920)	—	(1,920)

Net income	$11,385	$20,338	$7,515	$(27,853)	$11,385

17.	Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Nine Months Ended September 30, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Services	$—	$816,125	$251,478	$(265,361)	$802,242
Portfolio	—	27,421	94,298	—	121,719
Portfolio sales	—	8,148	3,623	—	11,771

Total revenues	—	851,694	349,399	(265,361)	935,732

Operating costs and expenses:
Payroll and related expenses	10	492,514	172,716	(182,953)	482,287
Selling, general and administrative expenses	3,075	268,609	128,578	(82,408)	317,854
Depreciation and amortization expense	—	53,704	18,858	—	72,562

Total operating costs and expenses	3,085	814,827	320,152	(265,361)	872,703

(Loss) income from operations	(3,085)	36,867	29,247	—	63,029

Other income (expense):
Interest and investment income	7	1,063	664	—	1,734
Interest expense	(49,364)	(15,456)	(5,891)	—	(70,711)
Interest (expense) income to affiliate	(4,972)	9,967	(4,995)	—	—
Subsidiary income	31,342	6,061	—	(37,403)	—
Other income	—	1,612	—	—	1,612

	(22,987)	3,247	(10,222)	(37,403)	(67,365)

(Loss) income before income taxes	(26,072)	40,114	19,025	(37,403)	(4,336)

Income tax (benefit) expense	(20,891)	12,872	5,788	—	(2,231)

(Loss) income before minority interest	(5,181)	27,242	13,237	(37,403)	(2,105)

Minority interest	—	—	(3,136)	—	(3,136)

Net (loss) income	$(5,181)	$27,242	$10,101	$(37,403)	$(5,241)

17.	Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Income

For the Nine Months Ended September 30, 2006

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Services	$—	$804,224	$219,495	$(268,211)	$755,508
Portfolio	—	33,974	97,985	—	131,959
Portfolio sales	—	10,180	11,874	—	22,054

Total revenues	—	848,378	329,354	(268,211)	909,521

Operating costs and expenses:
Payroll and related expenses	10	487,793	154,350	(177,029)	465,124
Selling, general and administrative expenses	2,522	288,305	119,728	(91,182)	319,373
Depreciation and amortization expense	230	28,648	10,890	—	39,768
Restructuring charges	—	8,579	1,544	—	10,123

Total operating costs and expenses	2,762	813,325	286,512	(268,211)	834,388

(Loss) income from operations	(2,762)	35,053	42,842	—	75,133

Other income (expense):
Interest and investment income	156	1,114	559	—	1,829
Interest expense	(7,535)	(4,675)	(10,011)	—	(22,221)
Interest (expense) income to affiliate	(27,311)	29,190	(1,879)	—	—
Subsidiary income	56,522	13,981	—	(70,503)	—
Other income	—	853	—	—	853

	21,832	40,463	(11,331)	(70,503)	(19,539)

Income before income taxes	19,070	75,516	31,511	(70,503)	55,594

Income tax (benefit) expense	(12,900)	21,475	11,100	—	19,675

Income before minority interest	31,970	54,041	20,411	(70,503)	35,919

Minority interest	—	—	(3,949)	—	(3,949)

Net income	$31,970	$54,041	$16,462	$(70,503)	$31,970

17.	Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(52,155)	$84,864	$24,474	$57,183

Cash flows from investing activities:
Purchases of accounts receivable	—	(5,875)	(83,930)	(89,805)
Collections applied to principal of purchased accounts receivable	—	6,203	61,284	67,487
Proceeds from sales and resales of purchased accounts receivable	—	6,420	10,475	16,895
Purchases of property and equipment	—	(12,459)	(6,697)	(19,156)
Proceeds from notes receivable	—	855	—	855
Net cash paid for acquisitions and related costs	—	(3,743)	(2,239)	(5,982)

Net cash used in investing activities	—	(8,599)	(21,107)	(29,706)

Cash flows from financing activities:
Repayment of notes payable	—	(468)	(30,678)	(31,146)
Borrowings under notes payable	—	—	32,621	32,621
Repayments under senior credit facility	(57,988)	—	—	(57,988)
Borrowings under senior credit facility	49,500	—	—	49,500
Borrowings under (repayment of) intercompany notes payable	60,475	(67,845)	7,370	—
Payment of fees to acquire debt	(171)	(530)	—	(701)
Investment in subsidiary by minority interest	—	—	1,175	1,175
Return of investment in subsidiary to minority interest	—	—	(5,480)	(5,480)

Net cash provided by (used in) financing activities	51,816	(68,843)	5,008	(12,019)

Effect of exchange rate on cash	—	—	1,139	1,139

Net (decrease) increase in cash and cash equivalents	(339)	7,422	9,514	16,597
Cash and cash equivalents at beginning of the period	339	1,279	12,281	13,899

Cash and cash equivalents at end of the period	$—	$8,701	$21,795	$30,496

17.	Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2006

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(4,965)	$70,428	$33,408	$98,871

Cash flows from investing activities:
Purchases of accounts receivable	—	(8,551)	(67,446)	(75,997)
Collections applied to principal of purchased accounts receivable	—	13,599	52,577	66,176
Proceeds from sales and resales of purchased accounts receivable	—	11,548	17,861	29,409
Purchases of property and equipment	—	(26,254)	(9,595)	(35,849)
Proceeds from notes receivable	—	887	—	887
Proceeds from sale to minority interest	—	—	12,720	12,720
Net cash paid for acquisitions and related costs	—	(2,011)	(6,011)	(8,022)

Net cash (used in) provided by investing activities	—	(10,782)	106	(10,676)

Cash flows from financing activities:
Repayment of notes payable	—	(6,115)	(38,427)	(44,542)
Borrowings under notes payable	—	—	17,205	17,205
Repayments under senior credit facility	(69,400)	(53,300)	—	(122,700)
Borrowings under senior credit facility	131,000	50,500	—	181,500
Repayment of convertible notes	(125,000)	—	—	(125,000)
Borrowings under (repayment of) intercompany notes payable	64,211	(49,332)	(14,879)	—
Payment of fees to acquire debt	—	(32)	—	(32)
Investment in subsidiary by minority interest	—	—	2,875	2,875
Return of investment in subsidiary to minority interest	—	—	(1,034)	(1,034)
Issuance of stock, net of taxes	4,054	—	—	4,054

Net cash provided by (used in) financing activities	4,865	(58,279)	(34,260)	(87,674)

Effect of exchange rate on cash	—	—	2,349	2,349

Net (decrease) increase in cash and cash equivalents	(100)	1,367	1,603	2,870
Cash and cash equivalents at beginning of the period	100	5,093	18,523	23,716

Cash and cash equivalents at end of the period	$—	$6,460	$20,126	$26,586

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements. These statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of the Company’s future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include:

•	risks related to the Company’s substantial indebtedness incurred in connection with the Transaction;

•	the risk that the Company will not be able to implement its growth strategy as and when planned;

•	risks associated with growth and acquisitions;

•	the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions;

•	fluctuations in quarterly operating results;

•	risks related to the timing of contracts;

•	risks related to purchased accounts receivable;

•	risks related to possible impairment of goodwill and other intangible assets;

•	risks related to union organizing efforts at the Company’s facilities;

•	risks associated with technology;

•	risks related to the implementation of the Company’s Enterprise Resource Planning system;

•	risks related to the final outcome of the Company’s litigation with its former landlord;

•	risks related to litigation, regulatory investigations and tax examinations;

•	risks related to past or possible future terrorist attacks;

•	risks related to natural disasters or the threat or outbreak of war or hostilities;

•	risks related to the domestic and international economies;

•	the risk that the Company will not be able to improve margins;

•	risks related to the Company’s international operations;

•	risks related to the availability of qualified employees, particularly in new or more cost-effective locations;

•	risks related to currency fluctuations;

•	risks related to reliance on independent telecommunications service providers;

•	risks related to concentration of the Company’s clients in the financial services, telecommunications and healthcare sectors;

•	risks related to potential consumer resistance to outbound services;

•	risks related to the possible loss of key clients;

•	risks related to changes in government regulations affecting the teleservices and telecommunications industries;

•	risks related to competition from other outside providers of BPO services and the in-house operations of existing and potential clients; and

•	risks related to competition with other purchasers of accounts receivable.

The Company can give no assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. The Company disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise. For additional information concerning the risks that affect us, see “Part II. Other Information – Item 1A. Risk Factors” of this Report on Form 10-Q.

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

Our operating costs consist principally of payroll and related costs; selling, general and administrative costs; and depreciation and amortization. Payroll and related expenses consist of wages and salaries, commissions, bonuses, and benefits for all of our employees, including management and administrative personnel. Selling, general and administrative expenses include telephone, postage and mailing costs, outside collection attorneys and other third-party collection services providers, and other collection costs, as well as expenses that directly support operations, including facility costs, equipment maintenance, sales and marketing, data processing, professional fees, and other management costs. During 2005 and the first nine months of 2006, the earnings of the CRM division were impacted by increased expenses associated with implementing new clients. We incur the upfront expenses required to begin working for a new client, such as facilities and telephone expense, before we begin generating the offsetting revenue.

We have grown rapidly, through both acquisitions as well as internal growth. On January 9, 2007, we acquired Statewide Mercantile Services, referred to as SMS, a provider of ARM services in Australia, which included SMS’ portfolio of purchased accounts receivable. During 2006, we completed two acquisitions: Australian Receivables Limited, referred to as ARL, in July 2006; and Star Contact (BVI) Ltd and Call Center Telemarketing Pro-Panama, S.A., referred to as Star Contact, in December 2006.

On November 15, 2006, we reorganized our business segments in connection with a management realignment. The ARM North America and ARM International segments have been combined and renamed ARM. The information presented below has been restated to reflect this reorganization. Our business currently consists of three operating divisions: ARM, CRM and Portfolio Management.

Three Months Ended September 30, 2007 (Successor) Compared to Three Months Ended September 30, 2006 (Predecessor)

Revenue. Revenue increased $5.6 million, or 1.9 percent, to $307.2 million for the three months ended September 30, 2007, from $301.6 million for the three months ended September 30, 2006.

Our operations are organized into three market specific divisions that include: ARM, CRM and Portfolio Management. For the three months ended September 30, 2007, these divisions accounted for $207.5 million, $83.1 million and $45.1 million of revenue, respectively. Included in ARM’s revenue was $28.5 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation, and included in CRM’s revenue was $115,000 of intercompany revenue from ARM, which was eliminated upon consolidation. For the three months ended September 30, 2006, these divisions accounted for $213.3 million, $62.8 million and $55.3 million of revenue, respectively. Included in ARM’s revenue was $29.9 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation.

ARM’s revenue decreased $5.8 million, or 2.7 percent, to $207.5 million for the three months ended September 30, 2007, from $213.3 million for the three months ended September 30, 2006. The decrease in ARM’s revenue was primarily attributable to a weaker collection environment during 2007, the negative impact of foreign currency exchange rates and a $1.4 million decrease in fees from collection services performed for Portfolio Management. Included in the intercompany service fees for the three months ended September 30, 2007 and 2006, was $4.7 million and $5.4 million, respectively, of commissions from the sale of accounts receivable by Portfolio Management.

Revenue for the CRM division increased $20.3 million, or 32.4 percent, to $83.1 million for the three months ended September 30, 2007, from $62.8 million for the three months ended September 30, 2006. The increase in CRM’s revenue was primarily due to increased client volume, related to the implementation of new contracts during 2006 and 2007, partially offset by the negative impact of foreign currency exchange rates.

Portfolio Management’s revenue decreased $10.2 million, or 18.4 percent, to $45.1 million for the three months ended September 30, 2007, from $55.3 million for the three months ended September 30, 2006. Portfolio Management’s collections, excluding all portfolio sales, decreased $4.5 million, or 7.7 percent, to $53.6 million for the three months ended September 30, 2007, from $58.1 million for the three months ended September 30, 2006. Portfolio Management’s revenue represented 64.9 percent of collections, excluding all portfolio sales, for the three months ended September 30, 2007, as compared to 72.6 percent of collections, excluding all portfolio sales, for the three months ended September 30, 2006. The decrease in revenue primarily reflects the effect of lower revenue recognition on collections, due in part to the prior year period portfolio of receivables consisting largely of the lower cost, higher yielding RMA and Marlin portfolios acquired in September 2005, and lower collections due to the weaker collection environment during 2007. Also contributing to decrease in revenue was lower gains on sales of accounts, which was $10.3 million for the three months ended September 30, 2007 compared to $13.1 million for the three months ended September 30, 2006.

Payroll and related expenses. Payroll and related expenses increased $9.0 million to $159.1 million for the three months ended September 30, 2007, from $150.1 million for the three months ended September 30, 2006, and increased as a percentage of revenue to 51.8 percent from 49.8 percent. Included in ARM’s payroll and related expenses for the three months ended September 30, 2007, was $115,000 of intercompany expense to CRM, for services provided to ARM.

ARM’s payroll and related expenses decreased $2.7 million to $95.0 million for the three months ended September 30, 2007, from $97.7 million for the three months ended September 30, 2006, and remained flat as a percentage of revenue at 45.8 percent. Payroll and related expenses decreased primarily due to the effective management of labor.

CRM’s payroll and related expenses increased $12.0 million to $62.3 million for the three months ended September 30, 2007, from $50.3 million for the three months ended September 30, 2006, but decreased as a percentage of revenue to 74.9 percent from 80.1 percent. The decrease in payroll and related expenses as a percentage of revenue was primarily attributable to the increased revenue from the ramp up of the new contracts implemented during 2007, as well as the absorption of the fixed payroll costs over the higher revenue base.

Portfolio Management’s payroll and related expenses decreased $202,000 to $1.9 million for the three months ended September 30, 2007, from $2.1 million for the three months ended September 30, 2006, but increased as a percentage of revenue to 4.2 percent from 3.8 percent. Portfolio Management outsources all of the collection services to ARM and, therefore, has a relatively small fixed payroll cost structure.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $2.1 million to $104.1 million for the three months ended September 30, 2007, from $106.2 million for the three months ended September 30, 2006, and decreased as a percentage of revenue to 33.9 percent from 35.1 percent. Included in Portfolio Management’s selling, general and administrative expenses for the three months ended September 30, 2007 and 2006, was $28.5 million and $29.9 million, respectively, of intercompany expense to ARM, for services provided to Portfolio Management. During the three months ended September 30, 2006, we recorded charges of $1.3 million related to the Transaction and charges of $381,000 related to the integration of the RMA acquisition.

ARM’s selling, general and administrative expenses decreased $1.2 million to $89.6 million for the three months ended September 30, 2007, from $90.8 million for the three months ended September 30, 2006, but increased as a percentage of revenue to 43.2 percent from 42.6 percent. The increase in selling, general and administrative expenses as a percentage of revenue was primarily attributable to leveraging our infrastructure over a lower revenue base. Included in ARM’s selling, general and administrative expenses for the three months ended September 30, 2006, were charges of $1.3 million related to the Transaction and charges of $381,000 related to the integration of the RMA acquisition.

CRM’s selling, general and administrative expenses increased $2.6 million to $13.7 million for the three months ended September 30, 2007, from $11.1 million for the three months ended September 30, 2006, but decreased as a percentage of revenue to 16.4 percent from 17.7 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to the higher revenue base allowing for a better leverage of our infrastructure in this division.

Portfolio Management’s selling, general and administrative expenses decreased $4.9 million to $29.2 million for the three months ended September 30, 2007, from $34.1 million for the three months ended September 30, 2006, but increased as a percentage of revenue to 64.7 percent from 61.7 percent. The decrease primarily resulted from lower servicing fees from ARM. The increase in selling, general and administrative expenses as a percentage of revenue was due primarily to the lower revenue base this quarter.

Restructuring charge. During the three months ended September 30, 2006, we incurred restructuring charges of $4.3 million related to the restructuring of our legacy operations to streamline our cost structure, in conjunction with the RMA acquisition. The charges consisted primarily of costs associated with the closing of redundant facilities and severance.

Depreciation and amortization. Depreciation and amortization increased to $25.1 million for the three months ended September 30, 2007, from $13.7 million for the three months ended September 30, 2006. The increase was attributable to amortization of the customer relationships resulting from the Transaction, as well as higher depreciation on additions to property and equipment during 2006 and 2007.

Other income (expense). Interest expense increased to $24.5 million for the three months ended September 30, 2007, from $8.4 million for the three months ended September 30, 2006. The increase was attributable to the debt incurred in connection with the Transaction. Other income for the three months ended September 30, 2007 included approximately $477,000 of net gains resulting from the settlement of certain foreign exchange contracts.

Income tax (benefit) expense. For the three months ended September 30, 2007, income tax benefit was $1.5 million compared to income tax expense of $6.7 million for the three months ended September 30, 2006. The income tax benefit for the three months ended September 30, 2007 resulted from losses in the domestic ARM and CRM businesses combined with income from certain foreign businesses which are not subject to income tax.

Nine months ended September 30, 2007 (Successor) Compared to Nine months ended September 30, 2006 (Predecessor)

Revenue. Revenue increased $26.2 million, or 2.9 percent, to $935.7 million for the nine months ended September 30, 2007, from $909.5 million for the nine months ended September 30, 2006.

Our operations are organized into three market specific divisions that include: ARM, CRM and Portfolio Management. For the nine months ended September 30, 2007, these divisions accounted for $641.3 million, $243.9 million and $132.6 million of revenue, respectively. Included in ARM’s revenue was $81.8 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation, and included in CRM’s revenue was $302,000 of intercompany revenue from ARM, which was eliminated upon consolidation. For the nine months ended September 30, 2006, these divisions accounted for $665.5 million, $182.2 million and $153.0 million of revenue, respectively. Included in ARM’s revenue was $91.2 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation.

ARM’s revenue decreased $24.2 million, or 3.6 percent, to $641.3 million for the nine months ended September 30, 2007, from $665.5 million for the nine months ended September 30, 2006. The decrease in ARM’s revenue was primarily attributable to a weaker collection environment during 2007 and an $9.4 million decrease in fees from collection services performed for Portfolio Management. Included in the intercompany service fees for the nine months ended September 30, 2007 and 2006, was $6.2 million and $9.1 million, respectively, of commissions from the sale of accounts receivable by Portfolio Management.

Revenue for the CRM division increased $61.7 million, or 33.9 percent, to $243.9 million for the nine months ended September 30, 2007, from $182.2 million for the nine months ended September 30, 2006. The increase in CRM’s revenue was primarily due to increased client volume, related to the implementation of new contracts during 2006 and 2007.

Portfolio Management’s revenue decreased $20.4 million, or 13.3 percent, to $132.6 million for the nine months ended September 30, 2007, from $153.0 million for the nine months ended September 30, 2006. Portfolio Management’s collections, excluding all portfolio sales, decreased $17.4 million, or 9.0 percent, to $176.0 million for the nine months ended September 30, 2007, from $193.4 million for the nine months ended September 30, 2006. Portfolio Management’s revenue represented 68.7 percent of collections, excluding all portfolio sales, for the nine months ended September 30, 2007, as compared to 67.7 percent of collections, excluding all portfolio sales, for the nine months ended September 30, 2006. The decrease in revenue primarily reflects the effect of lower revenue recognition on collections, due in part to the prior year period portfolio of receivables consisting largely of the lower cost, higher yielding RMA and Marlin portfolios acquired in September 2005, and lower collections due to the weaker collection environment during 2007. Also contributing to decrease in revenue was lower gains on sales of accounts, which was $11.8 million for the nine months ended September 30, 2007 compared to $22.1 million for the nine months ended September 30, 2006.

Payroll and related expenses. Payroll and related expenses increased $17.2 million to $482.3 million for the nine months ended September 30, 2007, from $465.1 million for the nine months ended September 30, 2006, and increased slightly as a percentage of revenue to 51.5 percent from 51.1 percent. Included in ARM’s payroll and related expenses for the nine months ended September 30, 2007, was $302,000 of intercompany expense to CRM, for services provided to ARM.

ARM’s payroll and related expenses decreased $15.2 million to $295.6 million for the nine months ended September 30, 2007, from $310.8 million for the nine months ended September 30, 2006, and decreased slightly as a percentage of revenue to 46.1 percent from 46.7 percent. Payroll and related expenses as a percentage of revenue decreased primarily due to the effective management of labor.

CRM’s payroll and related expenses increased $33.2 million to $181.2 million for the nine months ended September 30, 2007, from $148.0 million for the nine months ended September 30, 2006, but decreased as a percentage of revenue to 74.3 percent from 81.2 percent. The decrease in payroll and related expenses as a percentage of revenue was primarily attributable to the increased revenue from the ramp up of the new contracts implemented during 2007, as well as the absorption of the fixed payroll costs over the higher revenue base.

Portfolio Management’s payroll and related expenses decreased $493,000 to $5.9 million for the nine months ended September 30, 2007, from $6.3 million for the nine months ended September 30, 2006, but increased slightly as a percentage of revenue to 4.4 percent from 4.1 percent. Portfolio Management outsources all of the collection services to ARM and, therefore, has a relatively small fixed payroll cost structure.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.5 million to $317.9 million for the nine months ended September 30, 2007, from $319.4 million for the nine months ended September 30, 2006, and decreased as a percentage of revenue to 34.0 percent from 35.1 percent. Included in Portfolio Management’s selling, general and administrative expenses for the nine months ended September 30, 2007 and 2006, was $81.8 million and $91.2 million, respectively, of intercompany expense to ARM, for services provided to Portfolio Management. During the nine months ended September 30, 2006, we recorded charges of $1.3 million related to the Transaction and charges of $1.7 million related to the integration of the RMA acquisition.

ARM’s selling, general and administrative expenses decreased $3.7 million to $275.5 million for the nine months ended September 30, 2007, from $279.2 million for the nine months ended September 30, 2006, but increased as a percentage of revenue to 43.0 percent from 42.0 percent. The increase in selling, general and administrative expenses as a percentage of revenue was primarily attributable to leveraging our infrastructure over a lower revenue base. Included in ARM’s selling, general and administrative expenses for the nine months ended September 30, 2006, were charges of $1.3 million related to the Transaction and charges of $1.7 million related to the integration of the RMA acquisition.

CRM’s selling, general and administrative expenses increased $6.1 million to $39.6 million for the nine months ended September 30, 2007, from $33.5 million for the nine months ended September 30, 2006, but decreased as a percentage of revenue to 16.2 percent from 18.4 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to the higher revenue base allowing for a better leverage of our infrastructure in this division.

Portfolio Management’s selling, general and administrative expenses decreased $13.3 million to $84.6 million for the nine months ended September 30, 2007, from $97.9 million for the nine months ended September 30, 2006, and decreased slightly as a percentage of revenue to 63.8 percent from 64.0 percent. The decrease was due primarily to decreased servicing fees from ARM, related to the overall weaker collection environment.

Restructuring charge. During the nine months ended September 30, 2006, we incurred restructuring charges of $10.1 million related to the restructuring of our legacy operations to streamline our cost structure, in conjunction with the RMA acquisition. The charges consisted primarily of costs associated with the closing of redundant facilities and severance.

Depreciation and amortization. Depreciation and amortization increased to $72.6 million for the nine months ended September 30, 2007, from $39.8 million for the nine months ended September 30, 2006. The increase was attributable to amortization of the customer relationships resulting from the Transaction, as well as higher depreciation on additions to property and equipment during 2006 and 2007.

Other income (expense). Interest expense increased to $70.7 million for the nine months ended September 30, 2007, from $22.2 million for the nine months ended September 30, 2006. The increase was attributable to the debt incurred in connection with the Transaction. Other income for the nine months ended September 30, 2007 included approximately $847,000 of net gains resulting from the settlement of certain foreign exchange contracts.

Income tax (benefit) expense. For the nine months ended September 30, 2007, income tax benefit was $2.2 million compared to income tax expense of $19.7 million for the nine months ended September 30, 2006. The income tax benefit for the nine months ended September 30, 2007 resulted from losses in the domestic ARM and CRM businesses combined with income from certain foreign businesses which are not subject to income tax.

Liquidity and Capital Resources

Our primary sources of cash have been cash flows from operations, including collections on purchased accounts receivable, bank borrowings, nonrecourse borrowings, and debt offerings. Cash has been used for acquisitions, including the Transaction, repayments of bank borrowings, purchases of equipment, purchases of accounts receivable, and working capital to support our growth.

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

Cash Flows from Operating Activities. Cash provided by operating activities was $57.2 million for the nine months ended September 30, 2007, compared to $98.9 million for the nine months ended September 30, 2006. The decrease in cash provided by operating activities was primarily attributable to a net loss of $3.8 million for the nine months ended September 30, 2007, compared to net income of $32.0 million in the prior year, primarily resulting from the higher interest expense on the borrowings to complete the Transaction. Also contributing to the decrease was a $6.6 million decrease in deferred income taxes compared to a $13.9 million increase in the prior year and a $561,000 increase in income taxes payable compared to an increase of $19.6 million in the prior year.

Cash Flows from Investing Activities. Cash used in investing activities was $29.7 million for the nine months ended September 30, 2007, compared to $10.7 million for the nine months ended September 30, 2006. The increase in cash used in investing activities was primarily attributable to higher purchases of accounts receivable for the nine months ended September 30, 2007, the 50 percent minority interest investment of $12.7 million in the non-portfolio assets and liabilities of the Marlin acquisition by our nonrecourse lender for the nine months ended September 30, 2006, and lower sales of purchased accounts receivable for the nine months ended September 30, 2007. These items were partially offset by lower purchases of property and equipment compared to the prior year, due primarily to expenditures related to the start-up of new CRM contracts in the prior year.

Cash Flows from Financing Activities. Cash used in financing activities was $12.0 million for the nine months ended September 30, 2007, compared to $87.7 million for the nine months ended September 30, 2006. The decrease in cash used in financing activities was due primarily to repayments, net of borrowings, of $8.5 million under our Credit Facility compared to repayments, net of borrowings, of $66.2 million in the prior year under the Predecessor senior credit facility, including the repayment of the Predecessor convertible notes which were repaid using borrowings under the Predecessor senior credit facility. Also contributing to the increase was net borrowings of $1.4 million under our nonrecourse credit agreement compared to net repayments of $27.3 million in the prior year.

Senior Credit Facility. In connection with the Transaction, on November 15, 2006 we repaid the Predecessor senior credit facility and entered into a new senior credit facility, referred to as the Credit Facility, with a syndicate of financial institutions. The Credit Facility consists of a $465.0 million term loan and a $100.0 million revolving credit facility, with an option to allow us to increase our borrowing capacity under the Credit Facility in an aggregate amount not to exceed $100.0 million, subject to the satisfaction of certain conditions. We are required to make quarterly repayments of $1.2 million on the term loan until the maturity date of May 15, 2013, at which time the remaining balance outstanding is due. We are also required to make annual prepayments, beginning in 2007, of 50 percent, 25 percent or zero percent of our excess annual cash flow, based on our leverage ratio. The revolving credit facility requires no minimum principal payments until its maturity date of November 15, 2011. At September 30, 2007, the balance outstanding on the term loan was $461.5 million and the balance outstanding on the revolving credit facility was $31.0 million. The availability of the revolving credit facility is reduced by any unused letters of credit ($5.1 million at September 30, 2007). As of September 30, 2007, we had $63.9 million of remaining availability under the revolving credit facility.

Borrowings under the Credit Facility are collateralized by substantially all of our assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or a change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. We were in compliance with all required financial covenants and we were not aware of any events of default as of September 30, 2007.

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

Nonrecourse Credit Facility. On August 31, 2007, we amended our existing nonrecourse credit facility and exclusivity agreement with a lender due to the lender’s spin off of its unit to an investment fund. Under the new agreements, all financings from September 1, 2006 and forward are now with the investment fund. The amended agreement provides that all purchases of accounts receivable by us with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender will finance non-equity borrowings with floating interest at an annual rate equal to LIBOR plus 2.50 percent. As additional return on the debt financed portfolios, the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and our initial investment, including interest. These borrowings are nonrecourse to us and are due two years from the date of each respective loan, unless otherwise negotiated. We may terminate the agreement for a cost of $250,000 for each month remaining under the agreement from the date of termination until June 30, 2009, when the agreement expires. All financings entered into prior to September 1, 2006 remain under the prior agreement. Total debt outstanding under this facility as of September 30, 2007 was $54.5 million, including $9.0 million of accrued residual interest. As of September 30, 2007, we were in compliance with all required covenants.

Borrowings under the amended credit facility are nonrecourse to us, except for the assets within the entities established in connection with the financing agreement. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed through the agreement, in addition to other remedies.

Contractual Obligations. There have been no material changes, outside the ordinary course of our business, to our contractual obligations as of December 31, 2006 as reported in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, except as disclosed below.

In November 2007, the Company entered into a new forward flow agreement that obligates the Company to purchase, on a monthly basis, $6.1 million of charged-off accounts receivable meeting certain criteria. This forward flow expires in May 2008.

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

Foreign Currency Risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which we are exposed include the Canadian dollar, the British pound, the Australian dollar and the Philippine peso. Due to the growth of the Canadian and Philippine operations, we currently use forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such contracts will be adversely affected by changes in exchange rates. Our objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection. A five percent increase or decrease in the Canadian exchange rate could have an annual impact of approximately $4.0 million on our business, excluding the impact of foreign currency hedges. During the three months ended September 30, 2007, we continued to see an acceleration in the devaluation of the U.S. dollar, primarily as it relates to the Canadian dollar. We believe this trend will continue, and if so, it could have a negative impact on our future results of operations.

Interest Rate Risk. At September 30, 2007, we had $700.3 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year. We currently use interest rate swap agreements and interest rate cap agreements in a effort to limit potential losses from adverse interest rate changes.

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

As a result of the Transaction, the majority of our assets and liabilities, including our portfolio of accounts receivable, have been adjusted to their fair value as of the date of the Transaction, in accordance with SFAS No. 141, “Business Combinations.” We made significant assumptions in determining the fair value of intangible assets and other assets and liabilities in connection with purchase accounting. Such adjustments to fair value and the allocation of purchase price between identifiable intangibles and goodwill (as discussed below) will have an impact on our revenues and profitability. Additionally, in accordance with Emerging Issues Task Force Issue No. 88-16, “Basis in Leveraged Transactions,” a portion of the equity related to our management stockholders was recorded at the stockholder’s predecessor basis and a corresponding portion of the acquired assets was reduced accordingly.

Goodwill, Other Intangible Assets and Purchase Accounting. Purchase accounting requires that assets acquired and liabilities assumed be recorded at their fair value at the date of acquisition. Our balance sheet includes amounts designated as “Goodwill”, “Trade name” and “Customer relationships and other intangible assets.” Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Trade name represents the fair value of the NCO name. Other intangible assets consist primarily of customer relationships, which represent the information and regular contact we have with our clients, and non-compete agreements.

As of September 30, 2007, our balance sheet included goodwill, trade name and other intangibles that represented 37.1 percent, 5.9 percent and 17.7 percent of total assets, respectively, and 156.5 percent, 24.7 percent and 74.7 percent of stockholders’ equity, respectively.

Goodwill is tested for impairment at least annually and as triggering events occur. The annual impairment test is completed as of October 1st of each year. The test for impairment is performed at the reporting unit level and involves a two-step approach, the first step identifies any potential impairment and the second step measures the amount of the impairment, if applicable. The first test for potential impairment uses a fair value based approach, whereby the implied fair value of a reporting unit’s goodwill is compared to its carrying amount, if the fair value is less than the carrying amount, the reporting unit’s goodwill would be considered impaired and we would be required to take a charge to earnings, which could be material. Since the Transaction occurred on November 15, 2006, we used the valuations performed in connection with the Transaction to identify any potential impairment for 2006. We did not record any impairment charges in connection with the annual impairment tests performed on October 1, 2006, 2005 and 2004, and we do not believe that goodwill was impaired as of September 30, 2007. The trade name intangible asset will also be reviewed for impairment on an annual basis as of October 1st of each year.

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

If management came to a different conclusion as to the future estimated collections, it could have had a significant impact on the amount of revenue that was recorded from the purchased accounts receivable. A five percent increase in the amount of future expected collections would have resulted in a $971,000 increase in net income for the nine months ended September 30, 2007, since increases in future expected collections are recognized over the portfolio’s remaining life, and only to the extent sufficient to recover any allowances or to increase the expected IRR. However, a five percent decrease in the amount of future expected collections would have resulted in a $5.1 million decrease in net income for the nine months ended September 30, 2007.

Allowance for Doubtful Accounts. Allowances for doubtful accounts are determined based on estimates of losses related to customer receivable balances. In establishing the appropriate provision for customer receivables balances, we make assumptions with respect to their future collectibility. Our assumptions are based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivable balances. Generally, these individual credit assessments occur at regular reviews during the life of the exposure and consider factors such as a customer’s ability to meet and sustain their financial commitments, a customer’s current financial condition and historical payment patterns. Once the appropriate considerations referred to above have been taken into account, a determination is made as to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding receivable balance. Our level of reserves for our customer accounts receivable fluctuates depending upon all of the factors mentioned above, in addition to any contractual rights that allow us to reduce outstanding receivable balances through the application of future collections. If our estimate is not sufficient to cover actual losses, we would be required to take additional charges to our earnings.

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

On January 1, 2007, we adopted FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position, be recognized in the financial statements. The adoption of FIN 48 did not have a material impact on our financial position or results of operations. As of January 1, 2007, we had $8.5 million in reserves for uncertain tax positions, including penalties, that, if recognized, would affect the effective tax rate. There have been no material changes in the reserves for uncertain tax positions since January 1, 2007.

We recognize interest related to uncertain tax positions in interest expense. As of January 1, 2007, the date of adoption, and September 30, 2007, we had approximately $4.2 million and $4.7 million, respectively, of accrued interest related to uncertain tax positions. The Company recognizes penalties related to uncertain tax positions in the provision for income taxes.

We remain open to examination by U.S. federal and state taxing authorities for the tax years 2005 through 2006 and by the Canadian taxing authority for September 30, 1999 through 2006.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2007. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to determine whether any changes occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended September 30, 2007.

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

Tax Matters:

In 2004, the Company received notice of a proposed reassessment from a foreign taxing authority relating to certain matters occurring from 1998 through 2001 regarding one of the Company’s subsidiaries. In September 2006, the Company received the formal notice of reassessment in the amount of $17.1 million including interest and penalties (converted as of September 30, 2007), and in December 2006 the Company paid a deposit of $8.5 million including interest. The Company maintains a reserve that it believes is adequate to address its exposure to this matter and has contested the reassessment.

The Company is under audit by the State of Texas for alleged improper collection of state sales tax on collection services. Under Texas law, both client and debtor need to be within the state to create a taxable transaction. The State of Texas has issued an initial assessment. The Company’s contracts with its clients generally require the clients to reimburse the Company for sales taxes. The Company is working with its clients to reduce the assessment and the Company currently expects that it will be substantially reduced.

New York and Texas Attorneys General:

In August 2006, the Company received a subpoena from the New York Attorney General and in April 2007 the Company received a subpoena from the Texas Attorney General requesting information relating to the Company’s debt collection practices in such states. The Company has responded to such inquiries or investigations and provided certain information to the respective Attorneys General offices. The Company believes it is in compliance with the state laws of New York and Texas relating to debt collection practices in all material respects. However no assurance can be given that any such inquiries or investigations will not result in a formal investigation or an enforcement action. Any such enforcement actions could result in fines as well as the suspension or termination of the Company’s ability to conduct business in such states.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part II. Other Information – Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, referred to as the “Second Quarter 2007 Form 10-Q” in this filing, which could materially affect our business, financial condition or future results. The risk factors in our Second Quarter 2007 Form 10-Q have not materially changed other than those risk factors that are set forth below. These changes should be read in conjunction with the risk factors included in our Second Quarter 2007 Form 10-Q. The risks described in our Second Quarter 2007 Form 10-Q, as amended below, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described below and in our Second Quarter 2007 Form 10-Q.

The employees at one of our offices voted to join a labor union, which could increase our costs and result in a loss of customers.

In February 2006, the employees at our call center in Surrey, British Columbia, Canada voted in favor of joining the B.C. Government and Services Employees’ Union. A collective agreement was ratified by the employees in the first quarter of 2007. This action, as well as that of any other employees who are successful in organizing a labor union at any of our locations, could further increase labor costs, decrease operating efficiency and productivity in the future, result in office closures, and result in a loss of customers. Additionally, during May 2006, our Jackson, Michigan facility was the subject of a union campaign from the Teamsters. In July 2007, the Syndicat Canadien des Communications, de l’Énergie et du Papier (SCEP), filed a petition with the Montreal, Quebec labour board for one of our facilities in Montreal to be represented. A date to review the petition and discuss objections has been set by the labour board. We are currently not aware of any other union organizing efforts at any of our other facilities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

(a)	On August 31, 2007, we amended our nonrecourse credit facilities, including the following material agreements:

•

we and certain of our subsidiaries entered into a Second and Amended and Restated Exclusivity with Agreement CARVAL INVESTORS, LLC and CVI GVF FINCO, LLC, the successors to our prior nonrecourse lender;

•	our subsidiaries NCOP Capital III, LLC and NCOP Capital IV, LLC each entered into a separate Credit Agreement with CVI GVF FINCO;

•	our subsidiary NCOP Nevada Holdings, Inc. entered into a Limited Liability Company Agreement of NCOP/CF II, LLC with CVI GVF FINCO, LLC.

The amendments and the nonrecourse credit facility are described in greater detail in Note 9 of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Report, which disclosure is incorporated herein by reference.

(b)	Not applicable

Item 6.	Exhibits

10.1	Credit Agreement between NCOP Capital III, LLC and CVI GVF FINCO, LLC dated as of August 31, 2007.

10.2	Credit Agreement between NCOP Capital IV, LLC and CVI GVF FINCO, LLC dated as of August 31, 2007.

10.3	Second Amended and Restated Exclusivity Agreement dated as of August 31, 2007 among NCOP Lakes, Inc., NCO Financial Systems, Inc., NCO Portfolio Management, Inc., NCO Group, Inc., NCOP Capital, Inc., NCOP Capital I, LLC, NCOP-CF II, LLC, NCOP/CF, LLC, NCOP Capital III, LLC, NCOP Capital IV, LLC, CARVAL INVESTORS, LLC and CVI GVF FINCO, LLC.

10.4	Limited Liability Company Agreement of NCOP/CF II, LLC dated as of August 31, 2007 between NCOP Nevada Holdings, Inc. and CVI GVF FINCO, LLC.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) promulgated under the Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2007	By:	/s/ Michael J. Barrist
Michael J. Barrist
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2007	By:	/s/ John R. Schwab
John R. Schwab
Executive Vice President, Finance and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description
10.1	Credit Agreement between NCOP Capital III, LLC and CVI GVF FINCO, LLC dated as of August 31, 2007.

10.2	Credit Agreement between NCOP Capital IV, LLC and CVI GVF FINCO, LLC dated as of August 31, 2007.

10.3	Second Amended and Restated Exclusivity Agreement dated as of August 31, 2007 among NCOP Lakes, Inc., NCO Financial Systems, Inc., NCO Portfolio Management, Inc., NCO Group, Inc., NCOP Capital, Inc., NCOP Capital I, LLC, NCOP-CF II, LLC, NCOP/CF, LLC, NCOP Capital III, LLC, NCOP Capital IV, LLC, CARVAL INVESTORS, LLC and CVI GVF FINCO, LLC.

10.4	Limited Liability Company Agreement of NCOP/CF II, LLC dated as of August 31, 2007 between NCOP Nevada Holdings, Inc. and CVI GVF FINCO, LLC.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) promulgated under the Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.