Form 10-K
period 2007-12-31
NCO Group, Inc.
filed 2008-03-31
CIK 1397772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-144067; 333-144068

NCO GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0786880
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

507 Prudential Road, Horsham, Pennsylvania	19044
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (215) 441-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates is zero. The registrant is a privately held corporation.

The number of shares of each of the registrant’s classes of common stock outstanding as of March 28, 2008 was: 2,834,325 shares of Class A common stock, $0.01 par value, and 401,694 shares of Class L common stock, $0.01 par value.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, “we,” “us,” “our,” “Company” or “NCO” refers to NCO Group, Inc., and its subsidiaries.

Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to:

•	the Company’s expected future results of operations;

•	the Company’s growth strategy;

•	fluctuations in quarterly operating results;

•	the integration of acquisitions;

•	the final outcome of the Company’s litigation with its former landlord;

•	the effects of terrorist attacks, war and the economy on the Company’s business;

•	expected increases in operating efficiencies;

•	anticipated trends in the business process outsourcing industry, referred to as BPO;

•	estimates of future cash flows and allowances for impairments of purchased accounts receivable;

•	estimates of intangible asset impairments and amortization expense of customer relationships and other intangible assets;

•	the effects of legal proceedings, regulatory investigations and tax examinations;

•	the effects of changes in accounting pronouncements; and

•	statements as to trends or the Company’s or management’s beliefs, expectations and opinions.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements. These statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of the Company’s future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include:

•	risks related to the Company’s substantial indebtedness incurred in connection with the Transaction with Collect Holdings, Inc. in November 2006;

•	the risk that the Company will not be able to implement its growth strategy as and when planned;

•	risks associated with growth and acquisitions;

•	the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions;

•	fluctuations in quarterly operating results;

•	risks related to the timing of contracts;

•	risks related to purchased accounts receivable;

•	risks related to possible impairment of goodwill and other intangible assets;

•	risks related to union organizing efforts at the Company’s facilities;

•	risks associated with technology;

•	risks related to the final outcome of the Company’s litigation with its former landlord;

•	risks related to litigation, regulatory investigations and tax examinations;

•	risks related to past or possible future terrorist attacks;

•	risks related to natural disasters or the threat or outbreak of war or hostilities;

•	risks related to the domestic and international economies;

•	the risk that the Company will not be able to improve margins;

•	risks related to the Company’s international operations;

•	risks related to the availability of qualified employees, particularly in new or more cost-effective locations;

•	risks related to currency fluctuations;

•	risks related to reliance on independent telecommunications service providers;

•	risks related to concentration of the Company’s clients in the financial services, telecommunications and healthcare sectors;

•	risks related to potential consumer resistance to outbound services;

•	risks related to the possible loss of key clients;

•	risks related to changes in government regulations affecting the teleservices and telecommunications industries;

•	risks related to competition from other outside providers of BPO services and the in-house operations of existing and potential clients; and

•	risks related to competition with other purchasers of accounts receivable.

The Company can give no assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. The Company disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise. For additional information concerning the risks that affect us, see “Part I. – Item 1A. Risk Factors” of this Report on Form 10-K.

PART I

Item 1.	Business

General

On November 15, 2006, NCO Group, Inc. was acquired by and became a wholly owned subsidiary of Collect Holdings, Inc., a Delaware corporation founded in 2006 and controlled by One Equity Partners and its affiliates, with participation by Michael J. Barrist, Chairman, President and Chief Executive Officer of NCO Group, Inc., certain other members of executive management and other co-investors, referred to as the Transaction. Subsequent to the date of the Transaction, NCO Group, Inc. was merged with and into Collect Holdings, Inc., and Collect Holdings, Inc. was renamed NCO Group, Inc.

We are a holding company and conduct substantially all of our business operations through our subsidiaries. NCO is a leading provider of business process outsourcing services, referred to as BPO, primarily focused on accounts receivable management, referred to as ARM, and customer relationship management, referred to as CRM. Our outsourcing solutions include ARM, contact center support and back office support services for a diversified customer base. We provide a wide range of ARM services to our clients by utilizing an extensive technological infrastructure. Although traditional ARM services have focused on the recovery of delinquent accounts, we also engage in the recovery of current accounts receivable and early stage delinquencies (generally, accounts that are 180 days or less past due). Our CRM services allow our clients to strengthen their customer relationships by providing a high level of support to their customers and generate incremental sales by acquiring new customers. We support essential business functions across key portions of the customer life cycle including acquisition, growth, care, resolution and retention. The primary market sectors we support in our BPO business are financial services, telecommunications, healthcare, retail and commercial, utilities, education, technology, transportation/logistics and government. We also purchase and manage past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies, and other consumer-oriented companies. We operate our business in three segments: ARM, CRM and Portfolio Management.

In January 2008, we acquired Systems & Services Technologies, Inc., referred to as SST, a leading third-party consumer receivable servicer. Additionally, in February 2008, we acquired Outsourcing Solutions Inc., referred to as OSI, a leading provider of business process outsourcing services, specializing primarily in accounts receivable management services.

Our extensive industry knowledge, technological expertise, management depth, international scale, broad service offerings and long-standing client relationships enable us to deliver customized solutions that help our clients reduce their operating costs, increase cash flow, and improve their customers’ experience. We provide our services through our customer-driven model that provides optimal performance, leading-edge technology, proven efficiency and quality, to a wide range of clients in North America and abroad. We currently have approximately 29,000 full and part-time employees (including approximately 1,500 non-employee personnel utilized through subcontractors) who provide our services through our network of over 140 offices in 10 countries.

Our website is www.ncogroup.com. We make available on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

In addition, we will provide to our investors, at no cost, paper or electronic copies of our reports and other filings (excluding exhibits) made with the SEC. Requests should be directed to:

NCO Group, Inc.

507 Prudential Road

Horsham, PA 19044

Attention: Investor Relations

The information on the website listed above, is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document. This website is, and is only intended to be, an inactive textual reference.

Industry Background

Companies are outsourcing many essential, non-core business functions in order to focus on revenue-generating activities and core competencies, reduce costs and improve productivity and service levels. In particular, many large corporations are recognizing the advantages of outsourcing accounts receivable management and customer service and support. This trend is being driven by a number of industry-specific factors, including:

•	an increase in the complexity of collection and other customer service processes, which requires sophisticated call management and database systems for efficient operations;

•	the lack of expertise, resources and infrastructure necessary to provide optimal customer support due to the growing scope and complexity of such activities;

•	significant economies of scale achievable by third parties with focused capabilities; and

•	a trend in certain industries to outsource essential, non-core functions due to competitive pressures, regulatory considerations and/or required capital expenditures.

Gartner, Inc., a leading research and advisory company, estimates that the global market for BPO services experienced strong growth in 2007, with a year over year growth rate of 11.6 percent, according to research published in November 2007. Additionally, Gartner expects the worldwide BPO market to grow from approximately $160.7 billion in 2007 to approximately $235.2 billion by 2011 in terms of revenue, and projects a 10.3 percent compounded annual growth rate from 2006 through 2011. We currently focus on the ARM and CRM segments of the BPO market. Both of these industry segments have experienced growth in recent years, driven by the increasing penetration of outsourcing services, the continuing growth in consumer and commercial debt, an increased focus on building long-term customer relationships and a shift away from large scale in-house implementations to BPO.

The BPO industry is highly fragmented in the U.S. The leading providers of BPO services are large multinational companies. We believe that many smaller competitors have insufficient capital to expand and invest in technology and are unable to meet the geographic coverage, and regulatory requirements and quality standards demanded by businesses seeking to outsource their essential, non-core business functions.

Business Strategy

Our primary business strategy is to strengthen our position in the ARM and CRM markets, and to opportunistically expand our service offerings to other complementary BPO services.

Expand our relationships with clients – An integral component of our growth strategy is focused on the expansion of existing client relationships. We plan to continue to grow these relationships and the resulting opportunities in both scale and depth. We believe these relationships will continue to transition from vendor relationships, focusing on the operational delivery of services, to strategic partnerships focused on long-term, goal-oriented delivery of services. A key focus of this strategy is leveraging existing client relationships in one market to cross-sell our services in other markets.

Enhance our operating margins – We intend to continue pursuing the following initiatives to increase profitability:

•	standardization of systems and practices;

•	consolidation of facilities;

•	automation of clerical functions;

•	utilization of near shore and offshore labor;

•	use of statistical analysis to improve performance and reduce operating expenses;

•	use of segmentation strategy to improve profitability; and

•	leveraging our international size and presence.

Continuously improve business processes – We intend to continue developing and enhancing our technology and infrastructure with initiatives that improve the efficiency of our operations and enhance client service. Examples of our recent initiatives include:

• Enhanced data management and analytics: We have implemented both client-specific and pooled segmentation models to focus better our collections efforts. These models, coupled with iterative segment-based treatment testing, provide benefits by reducing operating expense and increasing collection revenues. Segmentation allows us to focus resources on accounts with the highest likelihood of recovery, and devote less costly resources to lower probability accounts. Additionally, we began applying the use of segmentation models to make more strategic portfolio purchase decisions.

• Online access for our clients’ customers: We implemented a self-service website to allow our clients’ customers to access their accounts with us. Customers can use the website to update their account information, request statements and make payments. We plan to expand the functionality of the website to enhance customer service and improve collections for our clients.

• Pattern recognition system: In December 2005, we acquired a pattern recognition system designed to determine the patterns and profiles that precede customer decisions such as purchase or defection. Leveraging predictive analytic technologies increases the ability to predict customers’ behaviors, thus improving the results of the outsourced solutions we provide to our clients, as well as improving our purchased portfolio analytics.

• Enterprise resource planning system: In 2005, we converted our financial, human resources and CRM platforms to an integrated enterprise resource planning, or ERP platform. This implementation enabled us to more efficiently manage the changing requirements of our industry and clients, and provide critical business information to operate our business more effectively.

• Online access for subcontractor agencies: Leveraging the technology used to service our Attorney Network System, which brings us online with over 100 law firms across the United States, we have expanded this system to also support the data exchange requirements with other agencies we utilize to service accounts. These agencies are now able to receive, process, and return updates using the latest web server technology.

• Enhanced data security: We continue to deploy both physical and system security enhancements to help ensure ongoing protection and privacy of NCO and client data as well as network and systems hardening. We incorporate sophisticated password, access and authentication controls, and emphasize security awareness training programs.

Expand internationally – We believe that the BPO industry is gaining widespread acceptance throughout Canada, Europe and the Asia-Pacific region. Our international expansion strategy is designed to capitalize on each of these markets in the near term, as well as continue to develop access to lower-cost foreign labor. We believe that we are one of the largest providers of BPO services in Canada. We also have operations in Europe. In 2006, we entered two new markets through acquisitions. We purchased Australian Receivables Limited, a provider of ARM services in Australia and Star Contact (BVI) Ltd., a provider of multi-lingual CRM services based in Panama. In 2007, we increased our presence in Australia through the acquisition of Statewide Mercantile Services, a provider of ARM services and purchaser of accounts receivable in Australia. We expect to further penetrate these markets through increased sales of ARM and CRM services, as well as through the pursuit of accounts receivable purchasing opportunities. Additionally, we expect to pursue direct investments, strategic alliances and partnerships as well as further explore acquisitions in these markets and other markets. In addition, we are in the process of exploring new opportunities in other labor markets such as Eastern Europe, Central America and the Caribbean.

Continue to pursue debt purchasing opportunities – Since 1999, we have expanded our portfolio purchase platform. In 2005, we expanded our presence in the medical and utilities industries, as well as with telecommunication companies and credit card issuers. We purchased an aggregate of $117.5 million (in terms of cost) of portfolios of accounts receivable in 2007. Our strategic plan focuses on purchasing larger portfolios of accounts receivable and medical receivables, for which we currently believe there is less competition.

Our strategy of seeking sizable opportunities has been successful, and we intend to continue to pursue larger debt purchasing opportunities. Through enhanced analysis of portfolio performance and utilizing the collections experience of our ARM business for similar classes of debt, we have been able to target the most profitable segments within available portfolios. In order to facilitate our purchase of large portfolios of accounts receivable, we have an agreement with a lender to finance such purchases on a nonrecourse basis. We also sell certain older, unresolved accounts and bankruptcy status accounts that we believe have a low probability of payment under our collection platform. These accounts can generally be sold currently for more than we can collect over time, net of servicing costs.

While our principal portfolios continue to be larger credit card and similar U.S.-based consumer receivables, our growth strategy includes the expansion into telecommunications, utilities, medical and international purchase opportunities.

Pursue strategic acquisition opportunities – We have developed a disciplined approach to acquisitions. We believe our approach enables us to efficiently integrate acquired businesses, personnel and facilities into our existing technology platform, personnel matrix and facilities. By leveraging our shared services and infrastructure, we facilitate the realization of cost synergies and growth of sales and earnings. We intend to evaluate and pursue strategic acquisitions on an opportunistic basis as they become available.

Our Services

We provide the following BPO services:

Accounts Receivable Management

We provide a wide range of ARM services to our clients by utilizing an extensive technological infrastructure. Although traditional ARM services have focused on the recovery of delinquent accounts, we also engage in the recovery of current accounts receivable and early stage delinquencies (generally, accounts that are 180 days or less past due). We generate approximately 60 percent of our ARM revenue from the recovery of delinquent accounts receivable on a contingency fee basis. In addition, we generate revenue from contractual collection services and other related services.

ARM services typically include the following activities:

Engagement Planning. We customize solutions for our clients based on a number of factors, including account size and demographics, the client’s specific requirements and our management’s estimate of the collectibility of the account. We integrate our standard processes for accounts receivable management, developed from decades of accumulated experience, to create a customized recovery solution. In many instances, the approach will evolve and change as the relationship with the client develops, and both parties evaluate the most effective means of recovering accounts receivable. Our systematic approach to accounts receivable management removes most decision making from the recovery staff and is designed to ensure uniform, cost-effective performance.

Once the approach has been defined, we electronically or manually transfer pertinent client data into our information system. When the client’s records have been established in our system, we begin the recovery process.

Account Notification. We initiate the recovery process by forwarding a preliminary letter that is designed to seek payment of the amount due or open a dialogue with the client’s customers. This letter also serves as an official notification to each client’s customer of his or her rights as required by the Federal Fair Debt Collection Practices Act. We continue the recovery process with a series of mail and telephone notifications. Telephone representatives remind the client’s customer of their obligation, inform them that their account has been placed for collection with us and begin a dialogue to develop a payment program.

Skip Tracing. In cases where the client’s customer’s contact information is unknown, we systematically search the U.S. Post Office National Change of Address service, consumer databases, electronic telephone directories, credit agency reports, tax assessor and voter registration records, motor vehicle registrations, military records, and other sources. The geographic expansion of banks, credit card companies, national and regional telecommunications companies, and national and regional hospital chains, along with the mobility of consumers, has increased the demand for locating the client’s customers. Once we have located the client’s customer, the notification process can begin.

First Party Early Stage Delinquency Calls. Although companies understand the importance of contacting customers early in the delinquency cycle, some do not possess the resources necessary to sustain consistent and cost-effective outbound telephone campaigns. We provide a customized, service approach to contact our clients’ customers and remind them of their obligation to pay their accounts.

We typically conduct reminder calls in the client’s name to recently past due customers and courtesy collection calls to more seriously delinquent customers. Our representatives leave courteous messages if telephone contact attempts are unsuccessful after the second day.

Third Party Collection Services. The most common challenges encountered by companies are how to prompt seriously delinquent customers to make payment before they are charged off as uncollectible or to collect the full balance after charge-off. Our third party collection services communicate a sense of urgency to seriously delinquent customers during these periods, reducing net charge-offs and the cost of collection.

Credit Reporting. Credit bureau reporting is used as a collection tool in accordance with NCO’s policy, applicable laws, and client guidelines. At a client’s request, we will electronically report delinquent accounts to one or more of the national credit bureaus where it will remain for a period of up to seven years. The possible denial of future credit often motivates the resolution of past due accounts.

Payment Processing. After we receive payment from the client’s customer, depending on the terms of our contract with the client, we can either remit the amount received minus our fee to the client or remit the entire amount received to the client and subsequently bill the client for our collection services.

Activity Reports. Clients are provided with a system-generated set of customized reports that fully describe all account activity and current status. These reports are typically generated monthly; however, the information included in the report and the frequency that the reports are generated can be modified to meet the needs of the client.

Quality Tracking. We emphasize quality control throughout all phases of the accounts receivable management process. Some clients may specify an enhanced level of supervisory review and others may request customized quality reports. For example, large financial services organizations will typically have exacting performance standards which require sophisticated capabilities, such as documented complaint tracking and specialized software to track quality metrics to facilitate the comparison of our performance to that of our peers.

Customer Relationship Management

Our CRM services allow our clients to strengthen their customer relationships by providing a high level of support to their customers and generate incremental sales by acquiring new customers. We design and implement customized outsourced customer care solutions including the following:

Customer Care and Retention. Our representatives specialize in developing and maintaining the relationships that our clients value. Customer care programs vary depending upon each client’s specific goals, but often include services such as customer development and outbound and inbound calling campaigns. Our representatives handle customer care inquiries such as billing questions, product and service inquiries, and complaint resolution. We also place calls on behalf of clients in welcoming new customers, retaining current customers, delivering notifications and conducting market research or satisfaction surveys. Our programs include specialized training in order to ensure that each representative is a seamless extension of our clients’ businesses.

Customer Acquisition and Sales. We support inbound and outbound sales efforts by conducting customized programs designed to acquire new customers, renew current customers, and win back or win over targeted customers. We execute multiple phases of the sales order process, pre- and post-sale, from answering product related questions and making sales presentations to up selling, cross selling and order processing.

Product and Technical Support. In support of the increasing dependence of customers and businesses on technology, prompt and accurate responses to technology inquires, product-related support issues, and service related concerns has become a cornerstone to maintaining high customer satisfaction and achieving retention goals. Our product support services include help desk, troubleshooting, warranty, recall, and upgrade support. We strive for first call resolution and are committed to meeting client service level requirements. We believe that our highly trained customer contact staff is knowledgeable in all components of technical support and help desk related service requirements, and is adept at troubleshooting, evaluation and escalation procedures and resolving complaints quickly and effectively to increase our clients’ customer retention and loyalty.

Interactive Voice Response. We use interactive voice response technology to cost-effectively facilitate customer care for our clients. Customers can efficiently obtain account balance information, transfer funds, place an order, check status of an order, pay a bill, or answer a survey. Incoming calls are routed to representatives through systematic call transfer protocols or as a result of a toll-free number being included on customer correspondence. The process is completely automated, and if the caller wants to speak to a representative they can choose to be connected to a live NCO customer service professional. This combination of live and recorded telephone interaction benefits the customer through efficient, 24-hour service, and decreased operating costs.

Email Management. An important component to attracting and retaining customers is easy accessibility. Our email management services allow our clients’ customers to communicate with them day or night, 24 hours a day, seven days a week. Our response generation and intelligent routing provide an efficient means to respond to customer needs while increasing our clients’ operational effectiveness and decreasing their costs.

Web Chat. We have the ability to communicate with clients’ customers through our live Web chat service. Faster than email, our Web chat solution allows customers to interact with agents in real time. We can leverage our Web chat technology to provide customer care, answer product questions, or offer technical support.

In-Language Contact. Our global network of call centers support all major languages, including English, Spanish, French, Arabic, Korean, Hindi, Polish, Russian, Tagalog, and numerous Asian dialects. We have a wealth of experience supporting multilingual programs and can work with clients to meet any language requirement.

Pattern Recognition System. We have a pattern recognition system designed to enhance client results by determining the patterns and profiles that precede customer decisions such as purchase or defection. Leveraging predictive analytic technologies increases the ability to predict customers’ behavior thus improving the results of the outsourced solutions we provide to our clients.

Portfolio Management

Our Portfolio Management business segment purchases and manages portfolios of purchased accounts receivable. With over 20 years of experience and an internal database of over 350 million customer accounts, the breadth of our ARM business provides unique insight into a wide variety of credit portfolios. As a result, we are able to adopt more disciplined and successful pricing strategies. Additionally, our scale and proprietary valuation techniques, supported by a significant amount of historical collection data, give us critical competitive differentiation in purchasing receivables. As customers tend towards offering larger portfolios, larger participants such as ourselves are better positioned to gain market share.

Our portfolios of purchased accounts receivable consist primarily of delinquent consumer accounts receivable, which represent the unpaid debts of individuals to consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies, and other consumer-oriented companies. We typically purchase accounts that are 36 to 60 months past due. In 2007, we purchased an aggregate of $5.9 billion of delinquent consumer accounts receivable for a cost of $125.3 million. Collection services for the portfolios are primarily provided to Portfolio Management by our ARM business segment. We ranked among the top 10 debt purchasers, according to data gathered by Credit & Collections World, an online industry news source, based on 2006 revenues.

Additional Services

We selectively provide other related services that complement our traditional ARM and CRM businesses and leverage our technological infrastructure. We believe that the following services will provide additional growth opportunities for us:

Attorney Network Services. We coordinate and implement legal collection solutions undertaken on behalf of our clients through the management of nationwide legal resources specializing in collection litigation. Our collection support staff manages the attorney relationships and facilitates the transfer of necessary documentation.

NCOePayments. We provide our clients’ customers with multiple secure payment options, accessible via the telephone and the Internet, 24 hours a day, 365 days a year. We also provide contact center solutions utilizing our extranet technology, allowing representatives to take payments directly from the customer.

Financial Investigative Services. We develop the information needed to profile commercial debtors and make decisions affecting extensions of credit. Our investigators uncover background and financial data using resources such as asset and liability searches, background investigations, and chain of title investigations.

Order Processing. We support multiple phases of order processing, including answering product-related questions and making sale presentations, up selling and cross selling, order entry, and providing post-sale support.

Back Office Support. We coordinate customizable back office solutions including billing, payment processing, medical certification, bankruptcies, and accounting.

Technology and Infrastructure

We have implemented a scalable technical infrastructure that can flexibly support growing client volume while delivering a high level of service. Our customer contact centers feature advanced technologies, including predictive dialers, automated call distribution systems, digital switching, digital recording, workforce management systems and customized computer software, including the NCO ACCESS Interface Manager. This is a graphical user interface and computer desktop application we developed for use in large-scale outsourcing engagements that enables data integration, enhanced reporting, representative productivity, implementation speed, and security. As a result, we believe we are able to address outsourced business process activities more reliably and more efficiently than our competitors. Our IT staff is comprised of over 250 employees. We provide our services through the operation of over 140 centers that are electronically linked through an international wide area network.

We maintain disaster recovery contingency plans and have implemented procedures to protect against the loss of data resulting from power outages, fire and other casualties. We believe fast recovery and continuous operation are ensured with multiple redundancies, uninterruptible power supplies and contracted backup and recovery services. We have implemented a security system to protect the integrity and confidentiality of our computer systems and data, and we maintain comprehensive business interruption and critical systems insurance on our telecommunications and computer systems. Our systems also permit secure network access to enable clients to electronically communicate with us and monitor operational activity on a real-time basis. We employ a variety of measures including firewalls, encryption, data access, permissions, and site security to ensure data remains safe and secure.

Our ARM call centers utilize predictive dialers with a total of over 7,700 stations to address our low-balance, high-volume accounts, and our CRM centers utilize approximately 1,500 predictive dialer stations to conduct our clients’ outbound calling campaigns. These systems scan our databases, simultaneously initiate calls on all available telephone lines, and determine if a live connection is made. Upon determining that a live connection has been made, the computer immediately switches the call to an available representative and instantaneously displays the associated account record on the representative’s workstation. Calls that reach other signals, such as a busy signal, telephone company intercept or no answer, are tagged for statistical analysis and placed in priority recall queues or multiple-pass calling cycles. The system also automates almost all record keeping and follow-up activities including letter and report generation. We believe that our automated method of operations dramatically improves the productivity of our staff.

Quality Assurance and Client Service

We believe a reputation for quality service is critical to acquiring and retaining clients. Therefore, our representatives are supervised, by both NCO and our clients, for strict compliance with client specifications, our policies, and applicable laws and regulations. We regularly measure the quality of our services by capturing and reviewing such information as the amount of time spent talking with clients’ customers, level of customer complaints and operating performance. In order to provide ongoing improvement to our telephone representatives’ performance and to ensure compliance with our policies and standards, as well as federal, state and local guidelines, quality assurance personnel supervise each telephone representative on a frequent basis and provide ongoing training to the representative based on this review. Our information systems enable us to provide clients with reports on a real-time basis as to the status of their accounts and clients can choose to network with our computer system to access such information directly.

We maintain a client service department to promptly address client issues and questions and alert senior executives of potential problems that require their attention. In addition to addressing specific issues, a team of client service representatives contact clients on a regular basis in order to establish a close relationship, determine clients’ overall level of satisfaction, and identify practical methods of improving their satisfaction.

Client Relationships

Our active client base currently includes over 19,000 companies in the financial services, telecommunications, healthcare, retail and commercial, utilities, education, technology, transportation/logistics and government sectors. Our 10 largest clients in 2007 accounted for approximately 40 percent of our consolidated revenue. No client accounted for more than 10 percent of our consolidated revenue. While our CRM division relies on revenue from a few key clients, none of these clients represented more than 10 percent of our consolidated revenue. In 2007, we derived 32.2 percent of our revenue from financial services (which includes the banking and insurance sectors), 24.1 percent from telecommunications companies, 13.8 percent from healthcare organizations, 9.5 percent from retail and commercial entities, 6.8 percent from utilities, 4.8 percent from educational organizations, 4.0 percent from technology companies, 3.7 percent from transportation/logistics companies and 1.1 percent from government entities, in each case excluding purchased accounts receivable.

We enter into ARM contracts with most of our clients that define, among other things, fee arrangements, scope of services and termination provisions. Clients may usually terminate such contracts on 30 or 60 days notice. In the event of termination, however, clients typically do not withdraw accounts referred to us prior to the date of termination, thus providing us with an ongoing stream of revenue from such accounts, which diminishes over time. Under the terms of our contracts, clients are not required to place accounts with us but do so on a discretionary basis.

Our CRM contracts are generally for terms of up to three years. Contracts are typically terminable by either party upon 60 days notice; however, in some cases, particularly in our longer term inbound contracts which often require substantial capital expenditures on our part, a client may be required to pay us a termination fee in connection with an early termination of the contract.

In addition, certain inbound CRM contracts may contain minimum volume commitments requiring our clients to provide us with agreed-upon levels of calls during the terms of the contracts. Our fees for services rendered under these contracts are based on pre-determined contracted chargeable rates that may include a base rate per minute or per hour plus a higher rate or

“bonus” rate if we meet pre-determined objective performance criteria, such as sales generated during a defined period, and may be reduced by any contractual monthly performance penalties to which the client may be entitled. Additionally, we may receive additional discretionary client determined bonuses based upon criteria established by our clients.

Some of our customer contracts provide for limited currency rate protection below certain pre-determined exchange rate levels and limited gain sharing above certain pre-determined exchange rate levels. Such contracts may mitigate certain currency risks, however, there can be no assurance that new contracts will be successfully negotiated with such provisions or that existing contract provisions will result in the reduction of currency risk for such contracts.

On occasion we enter into “forward-flow” agreements for the purchase of accounts receivable from consumer credit grantors. A forward-flow agreement is a commitment to purchase a defined volume of accounts from a seller for a designated period of time at a fixed price. The terms of the agreements vary; some may be terminated with either 30 days, 60 days or 90 days written notice.

Personnel and Training

Our success in recruiting, hiring and training a large number of employees is critical to our ability to provide high quality BPO services to our clients. We seek to hire personnel with previous experience in the industry or with experience as telephone representatives. We generally offer internal promotion opportunities and competitive compensation and benefits.

All of our call center personnel receive comprehensive training that consists of three stages: introduction training, behavioral training and functional training. These programs are conducted through a combination of classroom and role-playing sessions. Prior to customer contact, new employees receive one week of training in our operating systems, procedures and telephone techniques and instruction in applicable federal and state regulatory requirements. Our personnel also receive a wide variety of continuing professional education and on-going refresher training, as well as additional product training on an as-needed basis.

As of December 31, 2007, we had a total of approximately 22,400 full-time employees and 1,600 part-time employees, of which approximately 19,000 are telephone representatives. In addition, as of December 31, 2007, we utilized approximately 1,500 telephone representatives through subcontractors. We believe that our relations with our employees are good.

Typically our employees are not represented by a labor union; however, in February 2006, our employees in Surrey, British Columbia, Canada voted in favor of joining the B.C. Government and Services Employees’ Union. A collective agreement was ratified by the employees in the first quarter of 2007. From time to time, our facilities are targeted by union organizers. During May 2006, our Jackson, Michigan facility was the subject of a union campaign from the Teamsters. In July 2007, the Syndicat Canadien des Communications, de l’Énergie et du Papier (SCEP), filed a petition with the Montreal, Quebec labour board for one of our facilities in Montreal to be represented. This location performed work for one client, with whom we discontinued our relationship for other business reasons. We are not aware of any union organizing efforts at any of our other facilities.

Sales and Marketing

Our sales force is organized into two functional groups to best match our sales professionals’ experience and expertise with the appropriate target market. The commercial sales group consists of approximately 70 telephone sales representatives who specialize in business-to-business BPO solutions for small to mid-sized companies. Our core sales force, composed of approximately 50 sales professionals, is organized by industry and geographical location to ensure the highest level of focus and service to potential and existing business partners. This group is focused on forming and cultivating strategic, long-term partnerships with large, multinational firms in order to maximize outsourcing opportunities via our full suite of BPO services.

We have a Client Relationship Management system that provides tools to support both sales and operations in the management of client relationships from initial identification of a prospect to the care and retention of long-term clients.

Our in-house marketing department provides innovative customer contact solutions and sales support by performing a wide range of personalized services such as customer database administration, advertising, marketing campaigns and direct mailings, collateral development, trade show and site visit management, market and competitive research, and more. We also maintain a dedicated team of skilled writers who prepare detailed, professional responses to formal requests for proposals and requests for information.

Competition

The BPO industry is highly competitive. We compete with a large number of ARM providers, including large national corporations such as Alliance One, GC Services LP and IntelliRisk Management Corporation, as well as many regional and local firms. We also compete with large CRM providers such as Convergys Corporation, ICT Group, TeleTech Holdings, Inc., and West Corporation. Some of our competitors may offer more diversified services and/or operate in broader geographic areas than we do. In addition, many companies perform the BPO services offered by us in-house. Moreover, many larger clients retain multiple outsourcing providers, which exposes us to continuous competition in order to remain a preferred vendor. We believe that the primary competitive factors in obtaining and retaining clients are the ability to provide customized solutions to a client’s requirements, personalized quality service, sophisticated call and information systems, and a competitive price.

Our Portfolio Management segment competes with other purchasers of delinquent consumer accounts receivable, such as Asset Acceptance Capital Corp., Asta Funding, Inc., Encore Capital Group, Inc. and Portfolio Recovery Associates, Inc. The purchased accounts receivable business has become increasingly competitive over the past few years, with several new companies entering the market. While the number of portfolios available for sale has increased somewhat, we believe the demand outweighs the supply, which has caused pricing to increase. Our competitors may have greater access to financing sources to purchase portfolios than we do, and may be able to outbid us on available portfolios. We believe the primary competitive factor in this business is the ability to purchase portfolios at reasonable prices.

Regulation

Accounts Receivable Management

The ARM industry in the United States is regulated both at the federal and state level. The Federal Fair Debt Collection Practices Act, referred to as the FDCPA, regulates any person who regularly collects or attempts to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. The FDCPA establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including the time, place and manner of such communications. Further, it prohibits harassment or abuse by debt collectors, including the threat of violence or criminal prosecution, obscene language or repeated telephone calls made with the intent to abuse or harass. The FDCPA also places restrictions on communications with individuals other than consumer debtors in connection with the collection of any consumer debt and sets forth specific procedures to be followed when communicating with such third parties for purposes of obtaining location information about the consumer. Additionally, the FDCPA contains various notice and disclosure requirements and prohibits unfair or misleading representations by debt collectors. We are also subject to the Fair Credit Reporting Act, which regulates the consumer credit reporting industry and which may impose liability on us to the extent that the adverse credit information reported on a consumer to a credit bureau is false or inaccurate. The Federal Trade Commission, referred to as the FTC, has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. The ARM business is also subject to state regulation. Some states require that we be licensed as a debt collection company. We believe that we currently hold applicable state licenses from all states where required.

We provide services to healthcare clients that are considered “covered entities” under the Health Insurance Portability and Accountability Act of 1996, referred to as HIPAA. As covered entities, our clients must comply with the standards for privacy, transaction and code sets, and data security. Under HIPAA, we are considered a “business associate,” which requires that we protect the security and privacy of “protected health information” provided to us by our clients for the collection of payments for healthcare services. We believe that we operate in compliance with all applicable standards under HIPAA in all material respects.

The collection of accounts receivable by collection agencies in Canada is regulated at the provincial and territorial level in substantially the same fashion as is accomplished by federal and state laws in the United States. The manner in which we conduct the business of collecting accounts is subject, in all provinces and territories, to established rules of common law or civil law and statute. Such laws establish rules and procedures governing the tracing, contacting and dealing with debtors in relation to the collection of outstanding accounts. These rules and procedures prohibit debt collectors from engaging in intimidating, misleading and fraudulent behavior when attempting to recover outstanding debts. In Canada, our collection operations are subject to licensing requirements and periodic audits by government agencies and other regulatory bodies. Generally, such licenses are subject to annual renewal. We believe that we hold all necessary licenses in those provinces and territories that require them.

In Australia, debt collection and debt purchasing activities are regulated by legislation and regulation at a state and federal level, with licenses required for corporations and individuals with varying effect at a state Level. The Trade Practices Act, The Privacy Act and the new Anti Money Laundering legislation are the primary federal laws, and the Commercial Agents legislation is the state level legislation. NCO’s Australian operations are licensed across all required jurisdictions. We believe that we hold all necessary licenses in those jurisdictions that require them.

In addition, the ARM industry is regulated in the United Kingdom and Europe, including licensing requirements. We believe we hold all necessary licenses required in the United Kingdom and Europe. If we expand our international operations, we may become subject to additional government control and regulation in other countries, which may be more onerous than those in the United States.

Several of the industries served by us are also subject to varying degrees of government regulation. Although compliance with these regulations is generally the responsibility of our clients, we could be subject to various enforcement or private actions for our failure or the failure of our clients to comply with such regulations.

Customer Relationship Management

In the United States, there are two major federal laws that specifically address telemarketing, the Telephone Consumer Protection Act, referred to as TCPA, which authorized the Federal Communications Commission, referred to as the FCC, to adopt rules implementing the TCPA, and the Telemarketing and Consumer Fraud and Abuse Prevention Act, referred to as the Fraud Prevention Act, which authorized the FTC, to adopt the Telemarketing Sales Rule, referred to as the TSR. Over the past few years, the TSR has been amended to include several new restrictions on telemarketing activities. In addition, the states have various regulatory restrictions and requirements for telemarketing companies.

The TCPA places restrictions on unsolicited automated telephone calls to residential telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and telephone fax machines. In addition, the regulations require CRM firms to develop a “do not call” list and to train their CRM personnel to comply with these restrictions. The TCPA creates a right of action for both consumers and state attorneys general. A court may award damages or impose penalties of $500 per violation, which may be trebled for willful or knowing violations. Currently, we train our service representatives to comply with the regulations of the TCPA. On March 11, 2003, the Do-Not-Call Implementation Act, referred to as the Do-Not-Call Act, was signed into law. The Do-Not-Call Act required the FCC to issue final rules under the TCPA to maximize the consistency of the TCPA with the FTC’s December 18, 2002 amendments to the TSR, as discussed below. Accordingly, on July 3, 2003, the FCC issued rules regarding the national do-not-call registry, call abandonment and caller ID requirements.

The FTC regulates both general sales practices and telemarketing specifically and has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts or practices.” Pursuant to its general enforcement powers, the FTC can obtain a variety of types of equitable relief, including injunctions, refunds, disgorgement, the posting of bonds and bars from continuing to do business for a violation of the acts and regulations it enforces.

The FTC also administers the Fraud Prevention Act under which the FTC has issued the TSR prohibiting a variety of deceptive, unfair or abusive practices in direct telephone sales. Generally, these rules prohibit misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The rules also regulate the use of prize promotions in direct telephone sales to prevent deception and require that a telemarketer identify promptly and clearly the seller on whose behalf the CRM representative is calling, the purpose of the call, the nature of the goods or services offered and that no purchase or payment is necessary to win a prize. The regulations also require that providers of services maintain records on various aspects of their businesses.

On December 18, 2002, the FTC amended the TSR. The major change was the creation of a centralized national “do not call” registry. Federal enforcement of the National Do Not Call Registry began on October 1, 2003. A consumer who receives a telemarketing call despite being on the registry can file a complaint with the FTC, either online or by calling a toll free number. Violators could be fined up to $11,000 per incident. In addition, the amended TSR restricts call abandonment (with certain safe harbors) and unauthorized billing. Further, as of January 29, 2004, the amended TSR requires telemarketers to transmit their telephone numbers and, if possible, their names to consumers’ “caller id” services.

At the state level, most states have enacted consumer protection statutes prohibiting unfair or deceptive acts or practices as they relate to telemarketing sales. For example, telephone sales in certain states are not final until a written contract is delivered to and signed by the buyer, and such a contract often may be canceled within three business days. At least one state also prohibits parties conducting direct telephone sales from requesting credit card numbers in certain situations, and several other states require certain providers of such services to register annually, post bonds or submit sales scripts to the state’s attorney general. Under these general enabling statutes, depending on the willfulness and severity of the violation, penalties can include imprisonment, fines and a range of equitable remedies such as consumer redress or the posting of bonds before continuing in business.

Additionally, some states have enacted laws and others are considering enacting laws targeted at direct telephone sales practices. Some examples include laws regulating electronic monitoring of telephone calls and laws prohibiting any interference by direct telephone sales with “caller id” devices. Most of these statutes allow a private right of action for the recovery of damages or provide for enforcement by state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees. There can be no assurance that any such laws, if enacted, will not adversely affect or limit our current or future operations.

To date, 16 states have established statewide “do not call” lists. Twenty-five states have opted to use the FTC’s Do Not Call list as the official state list.

The industries we serve are also subject to government regulation, and, from time to time, bills are introduced in Congress, which, if enacted, could affect our operations. We, and our employees who sell insurance products, are required to be licensed by various state and provincial insurance commissions for the particular type of insurance product to be sold and are required to participate in regular continuing education programs.

Telecommunications is another industry we serve that is subject to government regulation. For example, “slamming” is the illegal practice of changing a consumer’s telephone service without permission. The FCC has promulgated regulations regarding slamming rules that apply solely to the telecommunications carrier and not the telemarketer or the independent party verifying the service change. However, some state slamming rules may extend liability for violations to agents and other representatives of telecommunications carriers, such as telemarketers.

Our representatives undergo an extensive training program, part of which is designed to educate them about applicable laws and regulations and to try to ensure their compliance with such laws and regulations. Also, we program our call management system to avoid initiating telephone calls during restricted hours or to individuals maintained on our “do not call” list.

In Canada, the Canadian Radio-Television and Telecommunications Commission, referred to as CRTC, enforces rules regarding unsolicited communications using automatic dialing and announcing devices, live voice and fax. Companies that violate any of the restrictions on unsolicited calls may have their telephone service terminated after two business days’ notice from the telephone company. Effective October 1, 2004, the CRTC was to require telemarketers to provide consumers with a unique registration number confirming a consumer’s do not call request; however, on September 28, 2005, the CRTC granted the request of the Canadian Marketing Association, referred to as CMA, for a stay of decision, pending its consideration of the CMA’s appeal.

In November 2005, a bill was announced to amend the Telecommunications Act, which would allow the creation of a Canadian National Do Not Call list where consumers could register once to stop all unwanted telemarketing calls. The CRTC announced on January 2, 2008 that the list is expected to be launched by September 30, 2008, and that Bell Canada will be responsible for registering numbers, providing telemarketers with up-to-date versions of the list, and receiving consumer complaints about telemarketing calls.

In 2001, the federal government of Canada enacted the Personal Information Protection and Electronic Documents Act, referred to as the Federal Act. Effective January 1, 2004, the Federal Act requires all commercial enterprises to obtain consent for the collection, use, and disclosure of an individual’s personal information. Failure to comply with the Federal Act could result in significant fines and penalties or possible damage awards for the tort of public humiliation. In addition to the foregoing sanctions, the Federal Act also contemplates that any finding of an improper use of personal information will be subject to public disclosure by the Privacy Commissioner. The Federal Act permits any Province of Canada to enact substantially similar legislation governing the subject matter of the Federal Act, in which case the legislation of the Province will override the provisions of the Federal Act. Our Canadian operations are located primarily in the Provinces of Ontario, British Columbia and New Brunswick. British Columbia has enacted legislation, referred to as the B.C. Act, governing the subject matter of the Federal Act. The federal government of Canada has not yet declared the B.C. Act substantially similar to the Federal Act. Until such time as the federal government of Canada makes such declaration, both the B.C. Act and the Federal Act will apply concurrently to our operations in British Columbia. Though neither has yet enacted legislation that is substantially similar to the Federal Act, both Ontario and New Brunswick have indicated that they may enact legislation governing the subject matter of the Federal Act. Failure to comply with the Federal Act, the B.C. Act, as well as, any such future legislation enacted by Ontario, New Brunswick or any other provinces in which we operate, may have an adverse affect on, or limit our current or future, operations.

The Competition Act contains a number of provisions that regulate the conduct of telemarketers in Canada, in particular the manner in which outbound calls are to be conducted. Failure to comply with such legislation could adversely affect our business.

We devote significant and continuous efforts, through training of personnel and monitoring of compliance, to ensure that we comply with all applicable foreign, federal and state regulatory requirements. We believe that we are in material compliance with all such regulatory requirements.

Segment and Geographical Financial Information

See Note 19 in our Notes to Consolidated Financial Statements for the year ended December 31, 2007 for disclosure of financial information regarding our segments. The following table presents revenues and total assets, net of any intercompany balances, from the U.S., Canada and all other foreign countries in total (amounts in millions):

	For the Years Ended December 31,
	2007	2006	2005
Revenues:
U.S.	$1,081.8	$1,112.4	$1,005.7
Canada	57.2	48.7	31.9
Other	76.4	29.0	14.7
Total assets:
U.S.	$1,391.6	$1,482.6	$1,177.6
Canada	118.2	81.7	120.6
Other	119.9	79.8	29.8

Item 1A.	Risk Factors

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

We compete with a large number of companies in the industries in which we provide services. In the ARM industry, we compete with other sizable corporations in the U.S. and abroad such as Alliance One, GC Services LP and IntelliRisk Management Corporation, as well as many regional and local firms. In the CRM industry, we compete with large customer care outsourcing providers such as Convergys Corporation, ICT Group, TeleTech Holdings, Inc., and West Corporation. We may lose business to competitors that offer more diversified services, have greater financial and other resources and/or operate in broader geographic areas than we do. We may also lose business to regional or local firms who are able to use their proximity to or contacts at local clients as a marketing advantage. In addition, many companies perform the BPO services offered by us in-house. Many larger clients retain multiple BPO providers, which exposes us to continuous competition in order to remain a preferred provider. Because of this competition, in the future we may have to reduce our fees to remain competitive and this competition could have a materially adverse effect on our future financial results.

Our Portfolio Management business competes with other purchasers of delinquent consumer accounts receivable, such as Asset Acceptance Capital Corp., Asta Funding, Inc., Encore Capital Group, Inc. and Portfolio Recovery Associates, Inc. The purchased accounts receivable business has become increasingly competitive over the past few years, with several new companies entering the market. While the number of portfolios available for sale has increased, we believe the demand has outweighed the supply, pushing prices higher. The apparent downturn in the economy may have an impact on collectability and related pricing. Our competitors may have greater financial resources or access to credit to purchase portfolios than we do, and may be able to outbid us on available portfolios. In the future we may have to pay more for our portfolios, which could have an adverse impact on our financial results.

Many of our clients are concentrated in the financial services, telecommunications, and healthcare sectors. If any of these sectors performs poorly or if there are any adverse trends in these sectors it could materially adversely affect us.

For the year ended December 31, 2007, we derived approximately 32.2 percent of our revenue from clients in the financial services sector, approximately 24.1 percent of our revenue from clients in the telecommunications industry, and approximately 13.8 percent of our revenue from clients in the healthcare sector, in each case excluding purchased accounts receivable. If any of these sectors performs poorly, clients in these sectors may do less business with us, or they may elect to perform the services provided by us in-house. If there are any trends in any of these sectors to reduce or eliminate the use of third-party BPO service providers, it could harm our business and results of operations.

We have international operations and utilize foreign sources of labor, and various factors relating to our international operations, including fluctuations in currency exchange rates, could adversely affect our results of operations.

Approximately 8.1% of our 2007 revenues were derived from clients in Canada, the United Kingdom and Australia for ARM and CRM services. Political or economic instability in Canada, the United Kingdom or Australia could have an adverse impact on our results of operations due to diminished revenues in these countries. Our future revenue, costs of operations and profitability could also be affected by a number of other factors related to our international operations, including changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements, and local tax or foreign exchange issues. Unanticipated currency fluctuations in the Canadian Dollar, British Pound, Euro or the Australian Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies into U.S. dollars when we consolidate our financial results.

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

We are dependent on our ability to attract, hire and retain qualified employees. The BPO industry, by its nature, is labor intensive and experiences a high employee turnover rate. Many of our employees receive modest hourly wages and some of these employees are employed on a part-time basis. A higher turnover rate among our employees would increase our recruiting and training costs and could materially adversely impact the quality of services we provide to our clients. If we were unable to recruit and retain a sufficient number of employees, we would be forced to limit our growth or possibly curtail our operations. Growth in our business will require us to recruit and train qualified personnel at an accelerated rate from time to time. We cannot assure that we will be able to continue to hire, train and retain a sufficient number of qualified employees to meet the needs of our business or to support our growth. If we are unable to do so, our results of operations could be harmed. Any increase in hourly wages, costs of employee benefits or employment taxes could also have a materially adverse affect on our results of operations.

The employees at one of our offices voted to join a labor union, which could increase our costs and result in a loss of customers.

In February 2006, the employees at our call center in Surrey, British Columbia, Canada voted in favor of joining the B.C. Government and Services Employees’ Union. A collective agreement was ratified by the employees in the first quarter of 2007. This action, as well as that of any other employees who are successful in organizing a labor union at any of our locations, could further increase labor costs, decrease operating efficiency and productivity in the future, result in office closures, and result in a loss of customers. Additionally, during May 2006, our Jackson, Michigan facility was the subject of a union campaign from the Teamsters. In July 2007, the Syndicat Canadien des Communications, de l’Énergie et du Papier (SCEP), filed a petition with the Montreal, Quebec labour board for one of our facilities in Montreal to be represented. This location performed work for one client, with whom we discontinued our relationship for other business reasons. We are currently not aware of any other union organizing efforts at any of our other facilities.

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

Completing acquisitions involves a number of risks, including diverting management’s attention from our daily operations, other additional management, operational and financial resources, system conversions and the inability to maintain key pre-acquisition relationships with customers, suppliers and employees. We might not be able to successfully integrate future acquisitions into our business or operate the acquired businesses profitably, and we may be subject to unanticipated problems and liabilities of acquired companies.

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

Goodwill and other intangible assets represented 60.9 percent of our total assets at December 31, 2007. If the goodwill or the other intangible assets, primarily our customer relationships and trade name, are deemed to be impaired, we may need to take a charge to earnings to write-down the goodwill or other intangibles to its fair value.

Our balance sheet includes goodwill, which represents the excess of the purchase price over the fair market value of the net assets of acquired businesses based on their respective fair values at the date of acquisition. Trade name represents the fair value of the NCO name and is an indefinite-lived intangible asset. Other intangibles are composed of customer relationships, which represent the information and regular contact we have with our clients and non-compete agreements.

Goodwill is tested at least annually for impairment. The test for impairment uses a fair value based approach, whereby if the implied fair value of a reporting unit’s goodwill is less than its carrying amount, goodwill would be considered impaired. We make significant assumptions to estimate the future revenue and cash flows used to determine the fair value of our reporting units. If the expected revenue and cash flows are not realized or if a sustained significant depression in our market capitalization indicates that our assumptions are not accurately estimating our fair value, impairment losses may be recorded in the future. The trade name intangible asset is also reviewed for impairment on an annual basis.

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

As of December 31, 2007, our balance sheet included goodwill, trade name and other intangibles that represented 37.7 percent, 5.9 percent and 17.2 percent of total assets, respectively, and 168.3 percent, 26.4 percent and 76.7 percent of stockholders’ equity, respectively. If our goodwill, trade name or customer relationships are deemed to be impaired, we may need to take a charge to earnings to write-down the asset to its fair value.

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

Our management has concluded that as of December 31, 2007, our disclosure controls and procedures were not effective and we had a material weakness in our internal control over financial reporting.

Effective disclosure controls and procedures and internal controls are necessary for us to provide reliable financial reports and effectively prevent or detect fraud. As of December 31, 2007, our control procedures did not include adequate review over the completeness and accuracy of our income tax accounts to ensure compliance with generally accepted accounting principles (“GAAP”). Our management determined that this control deficiency constituted a material weakness as of December 31, 2007. Additionally, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2007, due to the material weakness in our internal control over financial reporting as discussed above.

Our management has begun a process to remediate the material weakness discussed above. If we are not successful in this remediation, or if we identify any other material weakness or control deficiencies, we may be unable to accurately report our financial results and comply with the reporting requirements under the Exchange Act. As a result, our current and potential customers, lenders, investors and noteholders may lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business and we could be subject to regulatory scrutiny.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2008, to include in our annual reports on Form 10-K, our management’s report on internal control over financial reporting and the registered public accounting firm’s attestation report on our internal control over financial reporting. Compliance with the requirements of Section 404 is expensive and time-consuming. If we fail to complete this evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting.

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

The collections industry is regulated under various U.S. federal and state, Canadian, United Kingdom and Australian laws and regulations. Many states, as well as Canada, the United Kingdom and Australia, require that we be licensed as a debt collection company. The Federal Trade Commission, referred to as the FTC, has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. If we fail to comply with applicable laws and regulations, it could result in fines as well as the suspension or termination of our ability to conduct collections, which would materially adversely affect us. State regulatory authorities have similar powers. For example, the New York and Texas Attorneys General are currently conducting inquiries or investigations regarding our debt collection practices in such states. If such matters resulted in further investigations and subsequent enforcement actions, we could be subject to fines as well as the suspension or termination of our ability to conduct collections, which would materially adversely affect our financial position and results of operations. In addition, new federal, state or foreign laws or regulations, or changes in the ways these rules or laws are interpreted or enforced, could limit our activities in the future or significantly increase the cost of regulatory compliance. If we expand our international operations, we may become subject to additional government controls and regulations in other countries, which may be stricter or more burdensome than those in the United States.

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

We purchase past due accounts receivable generated primarily by consumer credit transactions. These are obligations that the individual consumer has failed to pay when due. The accounts receivable are purchased from consumer creditors such as banks, finance companies, retail merchants, hospitals, utilities, and other consumer-oriented companies. Substantially all of the accounts receivable consist of account balances that the credit grantor has made numerous attempts to collect, has subsequently deemed uncollectible, and charged off. After purchase, collections on accounts receivable could be reduced by consumer bankruptcy filings. The accounts receivable are purchased at a significant discount, typically less than 10 percent of face value, and, although we estimate that the recoveries on the accounts receivable will be in excess of the amount paid for the accounts receivable, actual recoveries on the accounts receivable will vary and may be less than the amount expected, and may even be less than the purchase price paid for such accounts. In addition, the timing or amounts to be collected on those accounts receivable cannot be assured. If cash flows from operations are less than anticipated as a result of our inability to collect accounts receivable, we may have difficulty servicing our debt obligations and may not be able to purchase new accounts receivable, and our future growth and profitability will be materially adversely affected. There can be no assurance that our operating performance will be sufficient to service our debt or finance the purchase of new accounts receivable.

We use estimates to report results. If collections on portfolios are materially less than expected, we may be required to record impairment expenses that could have a materially adverse effect on us.

Our revenue is recognized based on estimates of future collections on portfolios of accounts receivable purchased. Although these estimates are based on analytics, the actual amount collected on portfolios and the timing of those collections will differ from our estimates. If collections on portfolios are materially less than estimated, we may be required to record an impairment on our purchased receivables portfolio that could materially adversely affect our earnings, financial condition and creditworthiness. For the year ended December 31, 2007, we recorded an impairment charge of $25.0 million on our purchased receivables portfolio.

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

Item 2.	Properties

We currently operate 63 offices in the United States, including our corporate headquarters, of which 58 are used for ARM operations and five are used for CRM operations. We also operate 14 offices in Canada, seven for ARM operations and seven for CRM operations, 11 offices in Australia for ARM operations, three offices in the United Kingdom for ARM operations, one office in Puerto Rico for ARM operations, five offices in Panama for CRM operations, one office in Barbados for both ARM and CRM operations, and one office in the Philippines for both ARM and CRM operations. The leases of these facilities expire between 2008 and 2022, and most contain renewal options.

Through the acquisitions of SST and OSI, we added approximately 42 offices in the United States and two offices in Mexico.

We believe that our facilities are adequate for our current operations, but additional facilities may be required to support growth. We believe that suitable additional or alternative space will be available as needed on commercially reasonable terms.

Item 3.	Legal Proceedings

Fort Washington Flood:

In June 2001, the first floor of our Fort Washington, Pennsylvania, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. We subsequently decided to relocate our corporate headquarters to Horsham, Pennsylvania. We filed a lawsuit on August 14, 2001 in the Court of Common Pleas, Montgomery County, Pennsylvania (Civil Action No. 01-15576) against the current landlord and the former landlord of the Fort Washington facilities to terminate the leases and to obtain other relief. The landlord and former landlord have filed counter-claims against us. We maintain a reserve that we believe is adequate to address our exposure to this matter and we plan to continue to contest this matter.

U.S. Department of Justice:

On February 24, 2006, the U.S. Department of Justice alleged certain civil damages of approximately $5.0 million. The alleged damages relate to a matter we reported to federal authorities and the client in 2003 involving three employees who engaged in unauthorized student loan consolidations in connection with a client contract. The responsible employees were terminated at that time in 2003. We do not agree with the allegations regarding damages and have and will continue to engage in discussions with the Department of Justice in an effort to amicably resolve the matter. We expect that actual damages incurred as a result of this incident, if any, will be covered by insurance.

Tax Matters:

In 2004, we received notice of a proposed reassessment from a foreign taxing authority relating to certain matters occurring from 1998 through 2001 regarding one of our subsidiaries. In September 2006, we received the formal notice of reassessment in the amount of $17.2 million including interest and penalties, converted as of December 31, 2007 ($14.6 million converted as of December 31, 2006), and in December 2006 we paid a deposit of $8.5 million including interest. We maintain a reserve that we believe is adequate to address our exposure to this matter and have contested the reassessment.

We are under audit by the State of Texas for alleged improper collection of state sales tax on collection services. Under Texas law, both client and debtor need to be within the state to create a taxable transaction. The State of Texas issued an initial assessment, which was subsequently reduced to approximately $3.5 million after working with our clients. Our contracts with our clients generally require the clients to reimburse us for sales taxes.

New York and Texas Attorneys General:

In August 2006, we received a subpoena from the New York Attorney General and in April 2007 we received a subpoena from the Texas Attorney General requesting information relating to our Company’s debt collection practices in such states. We have responded to such inquires or investigations and provided certain information to the respective Attorneys General offices. We believe we are in compliance with the state laws of New York and Texas relating to debt collection practices in all material respects. However, no assurance can be given that any such inquiries or investigations will not result in a formal investigation or an enforcement action. Any such enforcement actions could result in fines as well as the suspension or termination of our ability to conduct business in such states.

Other:

We are involved in other legal proceedings, regulatory investigations and tax examinations from time to time in the ordinary course of business. Management believes that none of these other legal proceedings, regulatory investigations, or tax examinations will have a materially adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for each of our Class A common stock and our Class L common stock, and all of our outstanding common equity is privately held. As of March 28, 2008, there were 20 holders of record of each of our Class A common stock and Class L common stock.

See Note 13 in our Notes to Consolidated Financial Statements for the year ended December 31, 2007 for disclosure of information regarding the payment of dividends.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA (1)

(Amounts in thousands)

	Successor			Predecessor
	For the year ended December 31, 2007	Combined For the year ended December 31, 2006 (unaudited)(2)(3)	Period from July 13, 2006 (date of inception) through December 31, 2006(4)	Period from January 1 through November 15,	For the years ended December 31,
				2006(5)	2005	2004	2003
Statement of Operations Data:
Revenues:
Services	$1,061,941	$1,002,077	$126,739	$875,338	$906,258	$840,346	$676,793
Portfolio	132,413	165,263	13,557	151,706	133,868	99,451	77,023
Portfolio sales	21,093	22,757	—	22,757	12,157	—	—

Total revenues	1,215,447	1,190,097	140,296	1,049,801	1,052,283	939,797	753,816

Operating costs and expenses:
Payroll and related expenses	645,106	630,494	76,611	553,883	528,932	472,915	350,369
Selling, general and administrative expenses	422,094	422,927	47,777	375,150	376,606	324,187	282,268
Depreciation and amortization expense	97,254	58,243	11,548	46,695	45,787	40,225	31,628
Restructuring charges	—	12,765	—	12,765	9,621	—	—

Income from operations	50,993	65,668	4,360	61,308	91,337	102,470	89,551
Other expense	89,705	36,187	14,545	21,642	19,423	17,612	17,943

Income (loss) before provision for income taxes	(38,712)	29,481	(10,185)	39,666	71,914	84,858	71,608
Income tax expense (benefit)	(14,071)	10,965	(3,777)	14,742	26,182	32,389	26,732

Income (loss) before minority interest	(24,641)	18,516	(6,408)	24,924	45,732	52,469	44,876
Minority interest	(2,735)	(4,047)	(157)	(3,890)	(1,213)	(606)	(2,430)

Net income (loss)	$(27,376)	$14,469	$(6,565)	$21,034	$44,519	$51,863	$42,446

Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$51,546	$100,374	$(9,298)	$109,672	$89,550	$99,019	$101,056
Net cash (used in) provided by investing activities	(37,090)	(1,001,759)	(988,216)	(13,543)	(189,486)	(1,458)	9,996
Net cash (used in) provided by financing activities	(3,392)	910,639	1,008,919	(98,280)	97,639	(119,542)	(92,245)

	Successor		Predecessor
	December 31,		December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$27,136	$13,899	$23,716	$26,334	$45,644
Working capital	135,000	181,287	171,587	73,547	106,409
Total assets	1,628,639	1,644,139	1,327,962	1,113,889	946,111
Long-term debt, net of current portion	903,052	881,621	321,834	186,339	248,964
Minority interest	48,948	55,628	34,643	—	26,848
Stockholders' equity	365,337	388,321	743,114	695,601	490,417

(1)	This data should be read in conjunction with the consolidated financial statements, including the accompanying notes, included elsewhere in this Annual Report.
(2)

The combined results for the year ended December 31, 2006 represent the addition of the Predecessor period from January 1, 2006 through November 15, 2006 and the Successor period from July 13, 2006 through December 31, 2006. Collect Holdings was formed on July 13, 2006 (there were no operations from the date of inception until the Transaction on November 15, 2006). This combination does not comply with GAAP or with the rules of pro forma presentation, however we believe it provides the most meaningful comparison of our results. The combined operating results do not reflect the actual results we would have achieved if the Transaction did not occur and may not be predictive of future results of operations.

(3)	Includes $33.9 million, net of taxes, of charges and costs related to the Transaction and restructuring and integration plans.
(4)	Includes $22.8 million, net of taxes, of charges and costs related to the Transaction.
(5)	Includes $11.1 million, net of taxes, of charges and costs related to the Transaction and restructuring and integration plans.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On November 15, 2006, NCO Group, Inc. was acquired by and became a wholly owned subsidiary of Collect Holdings Inc., an entity controlled by One Equity Partners and its affiliates, with participation by Michael J. Barrist, Chairman, President and Chief Executive Officer of NCO Group, Inc., certain other members of executive management and other co-investors, referred to as the Transaction. Under the terms of the merger agreement, NCO Group, Inc. shareholders received $27.50 in cash, without interest, for each share of NCO Group, Inc. common stock that they held. On February 27, 2007, NCO Group, Inc. was merged with and into Collect Holdings, Inc. and the surviving corporation was renamed NCO Group, Inc. The accompanying consolidated financial statements are presented for two periods, Predecessor and Successor which relate to the period of operations preceding the Transaction and the period of operations succeeding the Transaction, respectively. Collect Holdings was formed on July 13, 2006 (there were no operations from the date of inception until the Transaction on November 15, 2006). We have prepared our discussion of the 2006 results of operations by comparing the mathematical combination, without making any pro forma adjustments, of the Successor and Predecessor periods in the year ended December 31, 2006. This unaudited presentation does not comply with generally accepted accounting principles (GAAP); however, we believe it provides the most meaningful comparison of our results. The combined operating results have not been prepared as pro forma results under applicable regulations and may not reflect the actual results we would have achieved if the Transaction did not occur and may not be predictive of future results of operations.

We are a holding company and conduct substantially all of our business operations through our subsidiaries. We are an international provider of business process outsourcing services, referred to as BPO, primarily focused on accounts receivable management, referred to as ARM, and customer relationship management, referred to as CRM, serving a wide range of clients in North America and abroad through our global network of over 140 offices. We also purchase and manage past due accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies, and other consumer-oriented companies.

We operate our business in three segments: ARM, CRM and Portfolio Management.

During 2007, we generated approximately 60 percent of our ARM revenue from the recovery of delinquent accounts receivable on a contingency fee basis. Our ARM contingency fees range from six percent for the management of accounts placed early in the accounts receivable cycle to 50 percent for accounts that have been serviced extensively by the client or by third-party providers. Our average fee for ARM contingency-based revenue across all industries was approximately 17 percent during 2007 and 2006, and 18 percent during 2005. In addition, we generate revenue from certain contractual ARM services. Generally, revenue is earned and recognized upon collection of accounts receivable for contingency fee services and as work is performed for contractual services. We enter into contracts with most of our clients that define, among other things, fee arrangements, scope of services, and termination provisions. Clients typically have the right to terminate their contracts on 30 or 60 days’ notice. Approximately 40 percent of our ARM revenue is generated from contractual collection services, where fees are based on a monthly rate or a per service charge, and other ARM services.

During 2007, approximately 82 percent of our CRM revenue was generated from inbound services, which consist primarily of customer service and technical support programs, and to a lesser extent acquisition and retention services. Inbound services involve the processing of incoming calls, often placed by our clients’ customers using toll-free numbers, to a customer service representative for service, order fulfillment or information. During 2007, outbound services, which consist of customer acquisition and customer retention services, represented approximately 18 percent of our CRM revenue.

Our operating costs consist principally of payroll and related costs; selling, general and administrative costs; and depreciation and amortization. Payroll and related expenses consist of wages and salaries, commissions, bonuses, and benefits for all of our employees, including management and administrative personnel. Selling, general and administrative expenses include telephone, postage and mailing costs, outside collection attorneys and other third-party collection services providers, and other collection costs, as well as expenses that directly support operations, including facility costs, equipment maintenance, sales and marketing, data processing, professional fees, and other management costs. During the second half of 2007, our payroll and related expenses were negatively impacted by the decline in the U.S dollar against the Canadian dollar. During 2005 and the first six months of 2006, the earnings of the CRM division were impacted by increased expenses associated with implementing new clients. We incur the upfront expenses required to begin working for a new client, such as facilities and telephone expense, before we begin generating the offsetting revenue.

We have grown rapidly, through both acquisitions as well as internal growth. On January 9, 2007, we acquired Statewide Mercantile Services, referred to as SMS, a provider of ARM services in Australia for approximately $2.0 million, which included SMS’ portfolio of purchased accounts receivable. During 2006, we completed two acquisitions: Australian Receivables Limited, referred to as ARL, a provider of ARM services in Australia, in July 2006 for approximately $3.3 million plus potential earnout amounts; and Star Contact (BVI) Ltd and Call Center Telemarketing Pro-Panama, S.A., referred to as Star Contact, a provider of CRM services in Panama, in December 2006 for approximately $36.2 million, plus potential earnout amounts.

In addition, we completed two acquisitions to date in 2008: Systems & Services Technologies, Inc., referred to as SST, in January 2008, and Outsourcing Solutions Inc., referred to as OSI, in February 2008. For more information regarding these two acquisitions, see note 22 in our Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

General

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

Goodwill, Other Intangible Assets and Purchase Accounting

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

As of December 31, 2007, our balance sheet included goodwill, trade name and other intangibles that represented 37.7 percent, 5.9 percent and 17.2 percent of total assets, respectively, and 168.3 percent, 26.4 percent and 76.7 percent of stockholders’ equity, respectively.

Goodwill is tested for impairment at least annually and as triggering events occur. The test for impairment is performed at the reporting unit level and involves a two-step approach, the first step identifies any potential impairment and the second step measures the amount of the impairment, if applicable. The first test for potential impairment uses a fair value based approach, whereby the implied fair value of a reporting unit’s goodwill is compared to its carrying amount, if the fair value is less than the carrying amount, the reporting unit’s goodwill would be considered impaired and we would be required to take a charge to earnings, which could be material. We do not believe that goodwill was impaired during 2007.

The trade name intangible asset is also reviewed for impairment on an annual basis and as triggering events occur. We did not record any impairment charges in connection with the annual impairment test, and we do not believe that the trade name intangible asset was impaired during 2007.

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

Revenue Recognition for Purchased Accounts Receivable

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

If management came to a different conclusion as to the future estimated collections, it could have had a significant impact on the amount of revenue that was recorded from the purchased accounts receivable. A five percent increase in the amount of future expected collections would have resulted in a $5.4 million increase in net income for the year ended December 31, 2007, largely as a result of lower allowances since increases in future expected collections are recognized to the extent sufficient to recover any allowances or to increase the expected IRR. A five percent decrease in the amount of future expected collections would have resulted in a $5.4 million decrease in net income for the year ended December 31, 2007, largely as a result of higher allowances.

Income Taxes

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

At December 31, 2007, our balance sheet included deferred tax assets of $43.4 million for the assumed utilization of federal net operating loss carryforwards. We believe that we will be able to utilize the net operating loss carryforwards so we have not reduced the deferred tax asset by a valuation allowance. However, we have provided a $24.0 million valuation allowance against the $24.6 million deferred tax asset for state net operating loss carryforwards due to the uncertainty that they can be realized. The utilization of net operating loss carryforwards is an estimate based on a number of factors beyond our control, including the level of taxable income available from successful operations in the future. If we are unable to utilize the federal net operating loss carryforwards, it may result in incremental tax expense in future periods.

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

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” referred to as FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position, be recognized in the financial statements. The adoption of FIN 48 did not have a material impact on our financial position or results of operations. As of January 1, 2007, we had $8.5 million in reserves for uncertain tax positions, including penalties, that, if recognized, would affect the effective tax rate. As of December 31, 2007, we had $9.1 million in reserves for uncertain tax positions, including penalties, that, if recognized, would affect the effective tax rate.

We recognize interest related to uncertain tax positions in interest expense. As of January 1, 2007, the date of adoption, and December 31, 2007, we had approximately $4.2 million and $4.1 million, respectively, of accrued interest related to uncertain tax positions. The Company recognizes penalties related to uncertain tax positions in the provision for income taxes.

We are subject to federal, state and foreign income tax audits from time to time that could result in proposed assessments. We cannot predict with certainty how these audits will be resolved and whether we will be required to make additional tax payments, which may or may not include penalties and interest. As of December 31, 2007, we are subject to audit by the Internal Revenue Service for the tax years of 2005 and 2006. For most states and foreign countries where we conduct business, we are subject to examination for the preceding three to six years. In certain states and foreign countries, the period could be longer.

Allowance for Doubtful Accounts

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

Results of Operations

The following table sets forth selected historical statement of operations data (amounts in thousands):

	Successor		Combined		Successor	Predecessor
	For the year ended December 31, 2007		For the year ended December 31, 2006 (unaudited)		Period from July 13, 2006 (date of inception) through December 31, 2006	Period from January 1, 2006 through November 15, 2006	For the year ended December 31, 2005
	Amount	Ratio	Amount	Ratio	Amount	Amount	Amount	Ratio
Revenues	$1,215,447	100.0%	$1,190,097	100.0%	$140,296	$1,049,801	$1,052,283	100.0%
Payroll and related expenses	645,106	53.1	630,494	53.0	76,611	553,883	528,932	50.3
Selling, general and administrative expenses	422,094	34.7	422,927	35.5	47,777	375,150	376,606	35.8
Depreciation and amortization	97,254	8.0	58,243	4.9	11,548	46,695	45,787	4.3
Restructuring charges	—	—	12,765	1.1	—	12,765	9,621	0.9

Income from operations	50,993	4.2	65,668	5.5	4,360	61,308	91,337	8.7
Other expense	89,705	7.4	36,187	3.0	14,545	21,642	19,423	1.9
Income tax expense (benefit)	(14,071)	1.2	10,965	0.9	(3,777)	14,742	26,182	2.5
Minority interest	(2,735)	0.2	(4,047)	0.3	(157)	(3,890)	(1,213)	0.1

Net income (loss)	$(27,376)	2.2%	$14,469	1.3%	$(6,565)	$21,034	$44,519	4.2%

Year ended December 31, 2007 Compared to Year ended December 31, 2006

Revenue. Revenue increased $25.3 million, or 2.1 percent, to $1,215.4 million for 2007, from $1,190.1 million in 2006. ARM, CRM and Portfolio Management accounted for $845.6 million, $328.5 million and $150.9 million, respectively, of the 2007 revenue. ARM’s revenue included $109.1 million of intercompany revenue earned on services performed for Portfolio Management and CRM’s revenue included $532,000 of intercompany revenue earned on services performed for ARM, which was eliminated upon consolidation. For 2006, these divisions accounted for $866.0 million, $251.2 million and $187.0 million, respectively. ARM’s revenue included $113.7 million of intercompany revenue earned on services performed for Portfolio Management and CRM’s revenue included $363,000 of intercompany revenue earned on services performed for ARM, which was eliminated upon consolidation.

ARM’s revenue decreased $20.4 million, or 2.4 percent, to $845.6 million in 2007, from $866.0 million in 2006. The decrease in ARM’s revenue was primarily attributable to a weaker collection environment during 2007 and a $4.6 million decrease in fees from collection services performed for Portfolio Management. Included in ARM’s intercompany service fees for the year ended December 31, 2007, was $12.8 million of commissions from the sales of portfolios by Portfolio Management, compared to $10.3 million in 2006.

CRM’s revenue increased $77.3 million, or 30.8 percent, to $328.5 million in 2007, from $251.2 million in 2006. The increase in CRM’s revenue was primarily due to increased client volume following the implementation of new contracts during 2006 and 2007.

Portfolio Management’s revenue decreased $36.1 million, or 19.3 percent, to $150.9 million in 2007, from $187.0 million in 2006. Portfolio Management’s collections, excluding all portfolio sales, decreased $25.6 million, or 10.3 percent, to $222.7 million in 2007, from $248.3 million in

2006. Portfolio Management’s revenue represented 57.1 percent of collections, excluding all portfolio sales, in 2007, as compared to 67.3 percent of collections, excluding all portfolio sales, in 2006. The decrease in revenue primarily reflects a $25.0 million impairment charge recorded to establish a valuation allowance against the carrying value of the portfolios. Excluding the effect of the impairment charge, Portfolio Management’s revenue represented 68.3 percent of collections in 2007. The increase compared to the prior year was mainly attributable to lower collections due to the weaker collection environment during 2007. Gains on sales of portfolios for the year ended December 31, 2007 were $21.1 million compared to $22.8 million for the year ended December 31, 2006.

Payroll and related expenses. Payroll and related expenses increased $14.6 million to $645.1 million in 2007, from $630.5 million in 2006, but remained essentially flat as a percentage of revenue at 53.1 percent. Included in ARM’s payroll and related expenses was $532,000 of intercompany expense to CRM, for services provided to ARM.

ARM’s payroll and related expenses decreased $27.9 million to $391.3 million in 2007, from $419.2 million in 2006, and decreased as a percentage of revenue to 46.3 percent from 48.4 percent. The decrease in payroll and related expenses as a percentage of revenue was primarily due to the effective management of labor, as well as the $7.1 million of stock-based compensation expense recorded in 2006 related to the adoption of FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” and the acceleration of the vesting of all outstanding unvested stock options and restricted stock units in connection with the Transaction.

CRM’s payroll and related expenses increased $43.1 million to $246.7 million in 2007, from $203.6 million in 2006, but decreased as a percentage of revenue to 75.1 percent from 81.0 percent. The decrease in payroll and related expenses as a percentage of revenue was primarily attributable to the increased revenue from the ramp up of the new contracts implemented during 2007, as well as the absorption of the fixed payroll costs of the higher revenue base.

Portfolio Management’s payroll and related expenses decreased $457,000 to $7.6 million in 2007, from $8.1 million in 2006, but increased as a percentage of revenue to 5.9 percent from 4.9 percent. Portfolio Management outsources all of the collection services to ARM and, therefore, has a relatively small fixed payroll cost structure. The increase in payroll and related expenses as a percentage of revenue was due primarily to the decrease in revenue resulting from the impairment charge in 2007.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $833,000 to $422.1 million in 2007, from $422.9 million in 2006, and decreased as a percentage of revenue to 34.7 percent from 35.5 percent. Included in Portfolio Management’s selling, general and administrative expenses for 2007 was $109.1 million of intercompany expense to ARM, for services provided to Portfolio Management.

ARM’s selling, general and administrative expenses decreased $4.7 million to $364.2 million in 2007, from $368.9 million in 2006, but increased slightly as a percentage of revenue to 43.1 percent from 42.6 percent. The increase in selling, general and administrative expenses as a percentage of revenue was primarily attributable to leveraging our infrastructure over a lower revenue base. Included in ARM’s selling, general and administrative expenses for 2006 were charges of $5.1 million related to the Transaction as well as charges of $2.9 million related to the integration of the acquisition of Risk Management Alternatives Parent Corp., referred to as RMA, in September 2005.

CRM’s selling, general and administrative expenses increased $9.6 million to $54.3 million in 2007, from $44.7 million in 2006, but decreased as a percentage of revenue to 16.5 percent from 17.8 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to the higher revenue base allowing for a better leverage of our infrastructure in this division.

Portfolio Management’s selling, general and administrative expenses decreased $10.3 million to $112.7 million in 2007, from $123.0 million in 2006, and increased as a percentage of revenue, not including revenue from the sales of portfolios, to 86.8 percent from 74.9 percent. The decrease in selling, general and administrative expenses was due primarily to a $4.6 million decrease in fees for collection services provided by ARM. The increase as a percentage of revenue was mainly attributable to the decrease in revenue resulting from the impairment charge in 2007.

Depreciation and amortization. Depreciation and amortization increased to $97.3 million in 2007, from $58.2 million in 2006. This increase was primarily attributable to the amortization of the customer relationships acquired in connection with the Transaction in November of 2006, as well as higher depreciation on additions to property and equipment during 2007.

Other income (expense). Interest expense increased to $95.0 million for 2007, from $41.6 million for 2006. This increase was due primarily to the $830.0 million of debt incurred in connection with the Transaction and higher interest rates associated with that debt. Other income (expense) for 2007 included approximately $2.2 million of net gains from the settlement of certain foreign exchange contracts. Other income (expense) for 2006 included $2.3 million in insurance proceeds related to the effects of Hurricane Katrina on our business and approximately $566,000 of net gains resulting from the settlement of certain foreign exchange contracts.

Income taxes. For the year ended December 31, 2007, income tax benefit was $14.1 million compared to income tax expense of $11.0 million for 2006. The income tax benefit for 2007 resulted from losses in the domestic ARM and CRM businesses combined with income from certain foreign businesses which are not subject to income tax.

Year ended December 31, 2006 Compared to Year ended December 31, 2005

Revenue. Revenue increased $137.8 million, or 13.1 percent, to $1,190.1 million for 2006, from $1,052.3 million in 2005. ARM, CRM and Portfolio Management accounted for $866.0 million, $251.2 million and $187.0 million, respectively, of the 2006 revenue. ARM’s revenue included $113.7 million of intercompany revenue earned on services performed for Portfolio Management that was eliminated upon consolidation. CRM’s revenue included $363,000 of intercompany revenue earned on services performed for ARM that was eliminated upon consolidation.

ARM’s revenue increased $61.5 million, or 7.6 percent, to $866.0 million in 2006, from $804.5 million in 2005. The increase in ARM’s revenue was primarily attributable to the acquisition of RMA in September 2005 as well as a $26.4 million increase in fees from collection services performed for Portfolio Management, which was eliminated in consolidation. Included in ARM’s intercompany service fees for the year ended December 31, 2006, was $10.3 million of commissions from the sales of portions of older portfolios by Portfolio Management, compared to $4.9 million in 2005.

CRM’s revenue increased $60.8 million, or 31.9 percent, to $251.2 million in 2006, from

$190.4 million in 2005. The increase in CRM’s revenue was primarily due to the implementation of new contracts that began during the second half of 2005 and into 2006. This was partially offset by the loss of business during 2006 from a telecommunications client resulting from changes in the telecommunications laws in 2004.

Portfolio Management’s revenue increased $31.6 million, or 23.8 percent, to $164.2 million in 2006, from $132.6 million in 2005. The increase primarily represents additional revenue from portfolio assets acquired throughout 2005 and during 2006, including the RMA portfolio and Marlin portfolio acquisitions in September 2005. Portfolio Management’s collections, excluding all portfolio sales, increased $47.6 million, or 23.7 percent, to $248.3 million in 2006, from $200.7 million in 2005. Portfolio Management’s revenue represented 67.3 percent of collections, excluding all portfolio sales, in 2006, as compared to 67.0 percent of collections, excluding all portfolio sales, in 2005.

In 2005, Portfolio Management began an on-going process to identify and sell certain aged and bankruptcy status portfolios of accounts receivable that have a low probability of payment under our collection platform and a low remaining carrying value. During 2006 and 2005, Portfolio Management recorded $22.8 million and $12.1 million, respectively, of revenue in connection with these sales.

Payroll and related expenses. Payroll and related expenses increased $101.6 million to $630.5 million in 2006, from $528.9 million in 2005, and increased as a percentage of revenue to 53.0 percent from 50.3 percent.

ARM’s payroll and related expenses increased $41.9 million to $419.2 million in 2006, from $377.3 million in 2005, and increased as a percentage of revenue to 48.4 percent from 46.9 percent. The increase in payroll and related expenses as a percentage of revenue was primarily due to the additional payroll expense from the acquisition of RMA, as well as $7.1 million of stock-based compensation expense recorded in 2006 related to the adoption of SFAS 123R and the acceleration of the vesting of all outstanding unvested stock options and restricted stock units in connection with the Transaction.

CRM’s payroll and related expenses increased $57.7 million to $203.6 million in 2006, from $145.9 million in 2005, and increased as a percentage of revenue to 81.0 percent from 76.6 percent. The increase in payroll and related expenses as a percentage of revenue was primarily attributable to the upfront expense associated with implementing new clients in advance of generating the resulting revenue.

Portfolio Management’s payroll and related expenses increased $2.4 million to $8.1 million in 2006, from $5.7 million in 2005, and increased slightly as a percentage of revenue to 4.9 percent from 4.0 percent. Portfolio Management outsources all of the collection services to ARM and, therefore, has a relatively small fixed payroll cost structure. The increase in payroll and related expenses as a percentage of revenue was due principally to the acquisition of Marlin in September 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $46.3 million to $422.9 million in 2006, from $376.6 million in 2005, but decreased slightly as a percentage of revenue to 35.5 percent from 35.8 percent.

ARM’s selling, general and administrative expenses increased $31.9 million to $368.9 million in 2006, from $337.0 million in 2005, and increased as a percentage of revenue to 42.6 percent from 41.9 percent. Included in ARM’s selling, general and administrative expenses for 2006 were charges of $5.1 million related to the Transaction as well as charges of $2.9 million related to the integration of the RMA acquisition. This compares to charges of $1.5 million in 2005 related to the integration of RMA. Excluding these charges, ARM’s selling, general and administrative expenses as a percentage of revenue for 2006 was essentially flat compared to 2005.

CRM’s selling, general and administrative expenses increased $9.2 million to $44.7 million in 2006, from $35.5 million in 2005, but decreased as a percentage of revenue to 17.8 percent from 18.6 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to the increased utilization of call center capacity as a result of the continuing implementation of new client contracts. This was offset partially by the upfront expenses required during the year to begin working for the new clients, such as facilities and telephone expense.

Portfolio Management’s selling, general and administrative expenses increased $31.5 million to $123.0 million in 2006, from $91.5 million in 2005, and increased as a percentage of revenue, not including revenue from the sales of portfolios, to 74.9 percent from 69.0 percent. The increase was due primarily to increased servicing fees related to the acquisitions of Marlin and RMA portfolios.

Restructuring charges. During 2006, we incurred restructuring charges of $12.8 million related to the restructuring of our legacy operations to streamline our cost structure, in conjunction with the acquisition of RMA, compared to $9.6 million in 2005. The charges consisted primarily of costs associated with the closing of redundant facilities and severance.

Depreciation and amortization. Depreciation and amortization increased to $58.2 million in 2006, from $45.8 million in 2005. This increase was primarily attributable to the amortization of the customer relationships acquired in connection with acquisitions in 2005 and the Transaction in November of 2006, as well as higher depreciation on additions to property and equipment during the end of 2005 and during 2006.

Other income (expense). Interest expense increased to $41.6 million for 2006, from $22.6 million for 2005. This increase was due primarily to the $830.0 million of debt incurred in connection with the Transaction. Interest expense for 2006 also included $3.2 million of Transaction related expenses. Other income (expense) for 2006 included $2.3 million in insurance proceeds related to the effects of Hurricane Katrina on our business and approximately $566,000 of net gains resulting from the settlement of certain foreign exchange contracts. Other income (expense) for 2005 included $532,000 in recoveries of aged accounts receivable that had been written off by RMH prior to the acquisition and a $93,000 gain from our ownership interest in one of our insurance carriers that was sold, offset in part by a $595,000 write-down of an investment that has subsequently been sold for the adjusted carrying value.

Income taxes. The effective income tax rate increased to 37.2 percent in 2006 from 36.4 percent in 2005, which was primarily attributable to the effect on the prior year tax rate of losses in the CRM division and higher earnings from Portfolio Management, which is taxed at a lower rate.

Liquidity and Capital Resources

Our primary sources of cash have been cash flows from operations, including collections on purchased accounts receivable, bank borrowings, nonrecourse borrowings, and equity and debt offerings. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, purchases of accounts receivable, and working capital to support our growth.

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

In January 2008, we issued 22,484 shares of preferred stock for merger consideration in connection with the acquisition of SST. In February 2008, we privately placed 802,262 shares of preferred stock, 33,338 shares of Class L common stock and 1,011,162 shares of Class A common stock for an aggregate purchase price of $210.0 million. The entire amount of proceeds was used to acquire OSI. We amended the senior credit facility in connection with the OSI acquisition to, among other things, add $139.0 million to the term loan. The entire amount of this term loan was used to fund the remainder of the purchase price to acquire OSI.

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

Cash Flows from Operating Activities. Cash provided by operating activities was $51.5 million in 2007, compared to $100.4 million in 2006. The decrease in cash provided by operating activities was primarily attributable to a net loss of $27.4 million for 2007, compared to net income of $14.5 million for 2006, primarily resulting from the higher interest expense on borrowings to complete the Transaction. Also contributing to the decrease in cash provided by operating activities was a $13.7 million decrease in income taxes payable in 2007, compared to a $23.5 million increase in the prior year, and a decrease of $8.6 million in deferred income taxes in 2007, compared to an increase of $505,000 in the prior year.

Cash provided by operating activities was $100.4 million in 2006, compared to $89.6 million in 2005. The increase in cash provided by operating activities was primarily attributable to a $23.5 million increase in income taxes payable in 2006, compared to a $19.7 million decrease in the prior year related to a lower tax rate due to losses in the CRM division and higher profits from Portfolio Management, which are taxed at a lower rate. Also contributing to the increase in 2006 was an increase in trade accounts receivable of $18.5 million for 2005 due to increased billings to new clients in that year. These items were partially offset by a $2.2 million increase in other assets in 2006 compared to a $13.6 million decrease in 2005, primarily resulting from the settlement of a long-term collection contract in 2005, as well as a decrease in net income for 2006.

Cash Flows from Investing Activities. Cash used in investing activities was $37.1 million in 2007 compared to $1,006.1 million in 2006. The decrease in cash used in investing activities was primarily attributable to cash paid for acquisitions and acquisition-related costs of $983.2 million in 2006 primarily incurred in connection with the Transaction and the acquisition of Star Contact. Also contributing to the decrease was lower purchases of property and equipment during 2007, offset in part by higher purchases of accounts receivable portfolios.

Cash used in investing activities was $1,006.1 million in 2006, compared to $222.0 million in 2005. The increase in cash used in investing activities was primarily attributable to cash paid for acquisitions and acquisition-related costs of $983.2 million in 2006 primarily incurred in connection with the Transaction and the acquisition of Star Contact. Also contributing to the increase was an increase in purchases of accounts receivable, offset in part by increases in collections applied to purchased accounts receivable and proceeds from sales and resales of purchased accounts receivable. Cash flows from investing activities for 2005 did not include $17.2 million of Portfolio Management’s purchases of large accounts receivable portfolios financed through an agreement we have with a lender. The purchases were noncash transactions as the lender sent borrowings directly to the seller of the accounts (see note 16 to our Notes to Consolidated Financial Statements).

Cash Flows from Financing Activities. Cash used in financing activities was $3.4 million in 2007, compared to cash provided by financing activities of $914.9 million in 2006. The change in financing activities resulted from the 2006 borrowings of $830.0 million to fund the Transaction, consisting of the $465.0 million term loan under the senior credit facility, $165.0 million of senior notes and $200.0 million of senior subordinated notes. Also contributing to the change was the 2006 issuance of $396.0 million of capital stock in connection with the Transaction. Partially offsetting these items was net borrowings under the senior credit facility of $6.4 million in 2007, compared to net repayments of $134.5 million in 2006.

Cash provided by financing activities was $914.9 million in 2006, compared to $130.1 million in 2005. The increase in cash provided by financing activities during 2006 resulted from the borrowings of $830.0 million to fund the Transaction, consisting of the $465.0 million term loan under the senior credit facility, $165.0 million of senior notes and $200.0 million of senior subordinated notes. Also contributing to the increase was the issuance of $396.0 million of capital stock in connection with the Transaction. Partially offsetting these items was the repayments of Predecessor borrowings under the revolving credit agreement and convertible notes. Cash flows from financing activities for 2005 did not include $17.2 million of Portfolio Management’s borrowings under nonrecourse debt, used to purchase large accounts receivable portfolios financed through an agreement we have with a lender. These borrowings were noncash transactions as the lender sent borrowings directly to the seller of the accounts (see note 16 to our Notes to Consolidated Financial Statements).

Senior Credit Facility. In connection with the Transaction, on November 15, 2006 we repaid the Predecessor senior credit facility and entered into a new senior credit facility, referred to as the Credit Facility, with a syndicate of financial institutions. The Credit Facility consists of a $465.0 million term loan and a $100.0 million revolving credit facility, with an option to allow us to increase our borrowing capacity under the Credit Facility in an aggregate amount not to exceed $100.0 million, subject to the satisfaction of certain conditions. We are required to make quarterly repayments of $1.2 million on the term loan until the maturity date of May 15, 2013, at which time the remaining balance outstanding is due. We are also required to make annual prepayments, beginning in 2007, of 50 percent, 25 percent or zero percent of our excess annual cash flow, based on our leverage ratio. The revolving credit facility requires no minimum principal payments until its maturity date of November 15, 2011. At December 31, 2007, the balance outstanding on the term loan was $460.4 million and the balance outstanding on the revolving credit facility was $47.0 million. The availability of the revolving credit facility is reduced by any unused letters of credit ($8.8 million at December 31, 2007). As of December 31, 2007, we had $44.2 million of remaining availability under the revolving credit facility.

Borrowings under the Credit Facility are collateralized by substantially all of our assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or a change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. We were in compliance with all required financial covenants and we were not aware of any events of default as of December 31, 2007.

In February 2008, we amended the senior credit facility in connection with the OSI acquisition to, among other things, add $139.0 million to the term loan. The entire amount of this term loan was used to fund a portion of the purchase price to acquire OSI. For additional information concerning the OSI acquisition, see note 22 to our Notes to Consolidated Financial Statements.

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

The Senior Notes are unsecured senior obligations and are senior in right of payment to all existing and future senior subordinated indebtedness, including the Senior Subordinated Notes, and all future subordinated indebtedness. The Senior Notes bear interest at an annual rate equal to the London Interbank Offered Rate, referred to as LIBOR, plus 4.875 percent, reset quarterly. We may redeem the Senior Notes, in whole or in part, at any time on or after November 15, 2008 at varying redemption prices depending on the redemption date, plus accrued and unpaid interest.

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

Nonrecourse Credit Facility. On August 31, 2007, we amended our existing nonrecourse credit facility and exclusivity agreement with a lender due to the lender’s spin off of its unit to an investment fund. Under the new agreements, all financings from September 1, 2006 and forward are now with the investment fund. The amended agreement provides that all purchases of accounts receivable by us with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender will finance non-equity borrowings with floating interest at an annual rate equal to LIBOR plus 2.50 percent. These borrowings are nonrecourse to us and are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios, the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and our initial investment, including interest. We may terminate the agreement for a cost of $250,000 for each month remaining under the agreement from the date of termination until June 30, 2009, when the agreement expires. All financings entered into prior to September 1, 2006 remain under the prior agreement. Total debt outstanding under this facility as of December 31, 2007 was $53.7 million, including $9.6 million of accrued residual interest. As of December 31, 2007, we were in compliance with all required covenants.

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

Contractual Obligations. The following summarizes our contractual obligations as of December 31, 2007 (amounts in thousands). For a detailed discussion of these contractual obligations, see notes 10, 11 and 18 in our Notes to Consolidated Financial Statements.

	Payments Due by Period(1)
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Credit Facility	$507,350	$9,341	$9,300	$56,300	$432,409
Notes	365,000	—	—	—	365,000
Nonrecourse credit facility	53,742	14,135	28,023	7,549	4,035
Other long-term debt	1,604	1,167	248	161	28
Estimated interest payments(2)	466,123	82,049	161,134	152,272	70,668
Operating leases (3)	178,701	42,809	66,298	41,328	28,266
Purchase commitments	41,541	23,202	18,339	—	—
Forward-flow agreements	133,697	78,563	51,140	3,994	—

Total contractual obligations	$1,747,758	$251,266	$334,482	$261,604	$900,406

(1)	Does not include deferred income taxes since the timing of payment is not certain (see note 12 in our Notes to Consolidated Financial Statements). Payments of debt assume no prepayments.
(2)	Represents estimated future interest expense based on applicable rates.
(3)	Does not include the leases from our former Fort Washington locations (see note 18 in our Notes to Consolidated Financial Statements).

Because their future cash outflows are uncertain, noncurrent liabilities for income tax contingencies are excluded from the table above. As discussed in Note 2 in our Notes to Consolidated Financial Statements, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” referred to as FIN 48, on January 1, 2007. At December 31, 2007, we had approximately $9.1 million in reserves for uncertain tax positions and an accrual for related interest expense of $4.1 million. Currently, we do not estimate a cash settlement with the applicable taxing authority will occur within 12 months for the majority of these unrecognized tax benefits.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934.

Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in corporate tax rates, and inflation. We employ risk management strategies that may include the use of derivatives, such as interest rate swap agreements, interest rate cap agreements, and foreign currency forwards and options to manage these exposures. We do not enter into derivatives for trading purposes.

Foreign Currency Risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which we are exposed include the Canadian dollar, the British pound, the Australian dollar and the Philippine peso. Due to the size of the Canadian and Philippine operations, we currently use forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such contracts will be adversely affected by changes in exchange rates. Our objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection. A five percent increase or decrease in the Canadian exchange rate could have an annual impact of approximately $4.0 million on our business, excluding the impact of foreign currency hedges. During the later half of 2007, we continued to see acceleration in the devaluation of the U.S. dollar, primarily as it relates to the Canadian dollar. We believe this trend may continue, and if so, it could have a negative impact on our future results of operations.

Interest Rate Risk. At December 31, 2007, we had $726.1 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year. We currently use interest rate swap agreements and interest rate cap agreements in an effort to limit potential losses from adverse interest rate changes.

Impact of Recently Issued and Proposed Accounting Pronouncements

FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” referred to as SFAS 157. This statement defines fair value and provides guidance for measuring assets and liabilities at fair value. This statement also expands the disclosure requirements about the use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, which defers the effective date of SFAS No. 157 for non-financial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. Accordingly, we adopted the standard for financial assets and liabilities on January 1, 2008, and it did not have a material impact on our financial statements.

FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” referred to as SFAS 159. This statement permits the choice, at specified election dates, to measure certain financial instruments and other items at fair value, which are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS 159 will have a material impact on our financial statements.

FASB Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations.” In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” referred to as SFAS 141(R), which replaces FASB Statement of Financial Accounting Standards No. 141, “Business Combinations,”

referred to as SFAS 141. While SFAS 141(R) retains the fundamental requirements of SFAS 141 to use the purchase method for acquisitions, it broadens the scope to apply this method to all transactions in which one entity obtains control over one or more other businesses. Among other things, SFAS 141(R) requires that acquired businesses be recognized at their fair values at the date of acquisition, acquisition-related costs to be recognized separately from the acquisition, contingent assets and liabilities to be recognized at fair value at the date of acquisition and restructuring costs of the acquirer to be recognized separately from the acquisition. SFAS 141 (R) is effective for business combinations effected on or after the first annual reporting period beginning on or after December 31, 2008, with early adoption prohibited. We have not completed our review and assessment of the impact of the adoption of SFAS 141(R).

FASB Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” referred to as SFAS 160. This statement establishes accounting and reporting standards that require a noncontrolling interest, or minority interest, in a subsidiary to be presented in the equity section of the consolidated balance sheet, net income attributable to the parent and to the noncontrolling interest to be presented on the consolidated statement of income and sufficient disclosures to clearly distinguish between the interests of the parent and the noncontrolling interest, among other requirements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We have not completed our review and assessment of the impact of the adoption of SFAS 160.

FASB Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” referred to as SFAS 161. This statement requires enhanced disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently reviewing the standard to assess the impact of the adoption of SFAS 161.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading of “Market Risk,” of this Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

The financial statements, financial statement schedules and related documents that are filed with this Report are listed in Item 15 of this Report on Form 10-K and begin on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 2, 2007, the Audit Committee of our Board of Directors determined that Ernst & Young LLP would be dismissed as the independent registered public accounting firm for the Company, effective upon completion by Ernst & Young LLP of its services related to their audit of the consolidated financial statements as of December 31, 2006.

Ernst & Young LLP’s reports on the consolidated financial statements of NCO Group, Inc. (formerly known as Collect Holdings, Inc.) at December 31, 2006 and for the period July 13, 2006 (date of inception) to December 31, 2006 (Successor Period) and the consolidated financial statements of NCO Group, Inc. (as predecessor to Collect Holdings, Inc.) at December 31, 2005 and for the years ended December 31, 2005 and 2004 and for the period from January 1, 2006 to November 15, 2006 (collectively the Predecessor Period) did not contain any adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or principle. During the Successor and Predecessor Periods and through May 8, 2007 (date of completion of Ernst & Young LLP’s procedures related to their audit of the consolidated financial statements as of December 31, 2006), there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in its reports on the consolidated financial statements of the Company for such periods. Pursuant to the AICPA’s Statement of Auditing Standards No. 112 “Communicating Internal Control Related Matters Identified in an Audit,” for the Predecessor Period ended November 15, 2006, Ernst & Young LLP issued a letter informing management of a deficiency in internal control that they consider to be a material weakness, related to the operating effectiveness of the Company’s income tax and financial statement close processes. Other than the material weakness identified by Ernst & Young LLP related to the income tax and financial statement close processes, there have been no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company engaged PricewaterhouseCoopers LLP as its new independent registered public accounting firm as of February 2, 2007. During the two most recent fiscal years and through February 2, 2007, the Company has not consulted with PricewaterhouseCoopers LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company or oral advice was provided that PricewaterhouseCoopers LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A(T).	Controls and Procedures

As of December 31, 2007, our control procedures did not include adequate review over the completeness and accuracy of our income tax accounts to ensure compliance with generally accepted accounting principles (“GAAP”). We out-sourced the preparation of the income tax provision to a third party and did not apply a sufficient review of the third party’s documentation to determine the accuracy and completeness of such provision. This deficiency resulted in material errors in our preliminary income tax provision in the 2007 consolidated financial statements. Our management determined that this control deficiency constituted a material weakness as of December 31, 2007. We corrected the provision for income taxes and related balances prior to the issuance of the 2007 consolidated financial statements. Accordingly, the 2007 consolidated financial statements reflect the corrected provision for income taxes and related balances. Additionally, our management has begun to implement review controls to ensure the accuracy and completeness of the provision for income taxes and related balances in the future.

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Therefore, the control deficiency that resulted in material errors in our preliminary income tax provision in the 2007 consolidated financial statements represented a material weakness in our internal control over financial reporting as of December 31, 2007.

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2007. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective as of December 31, 2007, due to the material weakness in our internal control over financial reporting as discussed above, in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to determine whether any changes occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended December 31, 2007. In March 2008, our management began to implement a process to review controls to ensure the accuracy and completeness of the provision for income taxes and related balances in the future.

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

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is information concerning our directors and executive officers.

Name	Age(1)	Position
Michael J. Barrist	47	Chairman of the Board(2), President and Chief Executive Officer

Stephen W. Elliott	46	Executive Vice President, Information Technology and Chief Information Officer

Joshua Gindin, Esq.	51	Executive Vice President and General Counsel

Steven Leckerman	55	Executive Vice President and Chief Operating Officer – Global Services

John R. Schwab	40	Executive Vice President, Finance, Chief Financial Officer and Treasurer

Steven L. Winokur	48	Executive Vice President, Development and Chief Administrative Officer

Albert Zezulinski	60	Executive Vice President, Global Portfolio Operations

Austin A. Adams	64	Director(2)

Richard M. Cashin, Jr.	54	Director(2)

David M. Cohen	46	Director(2)

Colin M. Farmer	34	Director(2)

Edward A. Kangas	63	Director(2)

Leo J. Pound	53	Director(2)

(1)	As of March 15, 2008
(2)	Each Director serves a term of one year and until his successor is duly elected and qualified

Michael J. Barrist – Mr. Barrist has served as our Chairman of the Board, President and Chief Executive Officer since purchasing the Company in 1986. Mr. Barrist was employed by U.S. Healthcare, Inc., a managed healthcare company, from 1984 to 1986, most recently as Vice President of Operations, and was employed by Gross & Company, a certified public accounting firm, from 1980 through 1984. Mr. Barrist is a Certified Public Accountant.

Stephen W. Elliott – Mr. Elliott joined us in 1996 as Senior Vice President, Technology and Chief Information Officer after having provided consulting services to us for the year prior to his arrival. Mr. Elliott became an Executive Vice President in February 1999. Prior to joining us, Mr. Elliott was employed by Electronic Data Systems, a computer services company, for almost 10 years, most recently as Senior Account Manager.

Joshua Gindin, Esq. – Mr. Gindin joined us in May 1998. Prior to joining us, Mr. Gindin was a partner in the law firm of Kessler & Gindin, which had served as our legal counsel since 1986.

Steven Leckerman – Mr. Leckerman joined us in 1995 as Senior Vice President, Collection Operations, became Executive Vice President, U.S. Operations in January 2001, and in August 2003 became Executive Vice President and Chief Operating Officer – Accounts Receivable Management, North America. In November 2006, Mr. Leckerman became Chief Operating Officer of Global Services. From 1982 to 1995, Mr. Leckerman was employed by Allied Bond Corporation, a collection company that was a division of TransUnion Corporation, where he served as manager of dialer and special projects.

John R. Schwab – Mr. Schwab joined us as Senior Vice President, Finance and Chief Accounting Officer, through the acquisition of RMH Teleservices, Inc. in April 2004, where he was the Chief Financial Officer since 2003. In May 2006, Mr. Schwab became Executive Vice President, Finance, Chief Financial Officer and Treasurer. From 2000 to 2003, Mr. Schwab was employed by Inrange Technologies, Inc., a data storage networking company, most recently as the Chief Financial Officer. Prior to that, Mr. Schwab worked for Arthur Andersen for 11 years, most recently as Senior Manager in the Growth Company Practice. Mr. Schwab is a Certified Public Accountant.

Steven L. Winokur – Mr. Winokur joined us in December 1995 as Executive Vice President, Finance and Chief Financial Officer, and also became Chief Operating Officer - Shared Services in August 2003. In May 2006, Mr. Winokur became Executive Vice President, Development and Chief Administrative Officer. Prior to that, Mr. Winokur acted as a part-time consultant to us since 1986. From February 1992 to December 1995, Mr. Winokur was the principal of Winokur & Associates, a certified public accounting firm. From March 1981 to February 1992, Mr. Winokur was with Gross & Company, a certified public accounting firm, where he most recently served as Administrative Partner. Mr. Winokur is a Certified Public Accountant.

Albert Zezulinski – Mr. Zezulinski joined us in January 2001 as Executive Vice President, Health Services, became Executive Vice President, Corporate and Government Affairs in May 2002, and in September 2005 became Executive Vice President, Global Portfolio Operations. Mr. Zezulinski has more than 30 years of consulting and healthcare experience. Prior to joining us, Mr. Zezulinski was the Director of Healthcare Financial Services for BDO Seidman, LLP, an international accounting and consulting firm.

Austin A. Adams – Mr. Adams was the Corporate Chief Information Officer of JPMorgan Chase from July 2004, when JPMorgan Chase merged with Bank One Corporation, until his retirement in October 2006. Prior to the merger, Mr. Adams was Executive Vice President and Chief Information Officer of Bank One. Prior to joining Bank One in 2001, Mr. Adams was Chief Information Officer of First Union Corporation, now known as Wachovia Corp. Mr. Adams was appointed to the Board of Directors in February 2007. Mr. Adams is also a director of the Dun & Bradstreet Corporation and Spectra Energy Corp.

Richard M. Cashin, Jr. – Mr. Cashin is Managing Partner of One Equity Partners. Prior to founding One Equity Partners in 2001, Mr. Cashin was President of Citicorp Venture Capital, Ltd. Mr. Cashin is a member of the JPMorgan Chase Executive Committee. He sits on the Board of Titan International Inc. He is a Trustee for the Boys Club of New York, American

University in Cairo, Central Park Conservancy, Jazz at Lincoln Center, Brooklyn Museum, the National Rowing Foundation (Chairman) and is active in several inner-city educational initiatives.

David M. Cohen – Mr. Cohen is a Managing Director of One Equity Partners. Prior to joining One Equity Partners in September 2007, Mr. Cohen acted as a Managing Director and the Global Head of the Industrials Group at JPMorgan Securities from February 2004 to July 2007 and prior to that served as Co-Head of the North America M&A Group from March 2002 to February 2004. Before joining JPMorgan, Mr. Cohen was Co-Head of the M&A Group of S.G. Warburg Inc., and worked for Wasserstein Perella & Co. Inc. in both M&A and High Yield Financing. Mr. Cohen previously worked for Bain & Company as a management consultant.

Colin M. Farmer – Mr. Farmer is a Managing Director of One Equity Partners. Prior to joining One Equity Partners in October 2006, Mr. Farmer spent eight years at Harvest Partners, a middle-market private equity firm. Prior to that, Mr. Farmer worked at Robertson Stephens & Company. Mr. Farmer is a Trustee of the Princeton University Rowing Association.

Edward A. Kangas – Mr. Kangas was Chairman and Chief Executive Officer of Deloitte Touche Tohmatsu from 1989 until his retirement in 2000. Mr. Kangas served as Managing Partner of Deloitte & Touche (USA) from 1989 to 1994 and Managing Partner and Chief Executive Officer of Touche Ross in from 1985 to 1989. After his retirement, Mr. Kangas served as a consultant to Deloitte until 2004. Mr. Kangas was appointed to the Board of Directors in February 2007. Mr. Kangas is also a director of Eclipsys Corporation, Electronic Data Systems Corporation, Hovnanian Enterprises, Inc., Intuit Inc. and Tenet Healthcare Corporation.

Leo J. Pound – Mr. Pound has been a Principal of Pound Consulting, which provides management consultant services to both public and private enterprises, since July 2000. From February 1999 to July 2000, Mr. Pound was Chief Financial Officer of Marble Crafters, a stone importer and fabricator. From October 1995 to February 1999, he was Chief Financial Officer of Jos. H. Stomel & Sons, a wholesale distributor. Mr. Pound is a Certified Public Accountant and a member of the American and Pennsylvania Institutes of Certified Public Accountants. Mr. Pound was appointed to the Board of Directors in February 2007. He had previously served on the Board of Directors of NCO Group, Inc. from 2000 until the date of the Transaction in November 2006.

Effective March 12, 2008, Messrs. James S. Rubin, Daniel J. Selmonosky and Tarek N. Shoeb resigned from our Board of Directors and Messrs. Cashin, Cohen and Farmer were appointed as directors by the remaining members of our Board to fill the vacancies. The former directors were, and the new directors, are representative designees of One Equity Partners under the Stockholders’ Agreement described below.

Stockholders’ Agreement

In connection with the Transaction, on November 15, 2006, we and Michael J. Barrist, certain of Mr. Barrist’s family members and trusts formed for his or their benefit, Charles F. Burns, Stephen W. Elliott, Joshua Gindin, Steven L. Leckerman, John R. Schwab, Paul E. Weitzel, Jr., Steven L. Winokur, Albert Zezulinski and the other co-investors entered into stockholders’ agreements, including a stockholders agreement and a registration rights agreement, collectively referred to as the Stockholders’ Agreements. The Stockholders’ Agreements contain agreements among the parties with respect to delivery of our periodic financial reports, confidentiality, restrictions on certain issuances and transfers of shares, including rights of first offer, participation rights, tag-along rights and drag-along rights, registration rights (including customary indemnification provisions) and limited call and put rights.

The Stockholders’ Agreements further provide that our Board will consist of seven members, which subject to certain exceptions, will be determined as follows: Mr. Barrist has the right to be a member of our Board (including the compensation committee and any other committee of the Board at Mr. Barrist’s election, subject to legal limitations), and also has the right, so long as he is our chief executive officer, to designate an independent member to our Board (who must be reasonably satisfactory to One Equity Partners). One Equity Partners has the right to designate three members of our Board as representatives of One Equity Partners and to designate two additional independent members (who must be reasonably acceptable to Mr. Barrist).

One Equity Partners’ representative designees on our Board are Messrs. Cashin, Cohen and Farmer and independent designees on our Board are Messrs. Adams and Kangas. Mr. Barrist’s independent designee on our Board is Mr. Pound.

Code of Ethics

The Company has adopted a Code of Ethics and Conduct that applies to all of its directors and employees including, the Company’s principal executive officer, principal financial officer, principal accounting officer and all employees performing similar functions. The Company will provide a copy of the Code of Ethics and Conduct without charge upon written request directed to: Joshua Gindin, Esq., Corporate Secretary, NCO Group, Inc., 507 Prudential Road Horsham, Pennsylvania 19044. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any future amendments to a provision of its Code of Ethics and Conduct by posting such information on the Company’s website www.ncogroup.com.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Mr. Pound qualifies as an “audit committee financial expert” as that term is defined in SEC regulations. Although not formally considered by the Board given that the Company’s securities are not registered or traded on any national securities exchange, based upon the listing standards of The Nasdaq Stock Market, LLC, we believe that Mr. Pound is independent under such standards.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Background—The Transaction

On November 15, 2006, NCO Group, Inc. was acquired by and became a wholly-owned subsidiary of Collect Holdings, Inc., an entity controlled by One Equity Partners II, L.P., a private equity firm, and its affiliates, with participation by Michael J. Barrist, Chairman, President and Chief Executive Officer of NCO Group, Inc., certain other members of executive management and other co-investors, referred to as the Transaction. Subsequent to the date of the Transaction, NCO Group, Inc. was merged with and into Collect Holdings, Inc. and Collect Holdings, Inc. was renamed NCO Group, Inc. As a result of the Transaction, we became a privately-owned company.

Prior to the Transaction, compensation decisions were made by the Compensation Committee of the Board of Directors, consisting of William C. Dunkelberg, Ronald J. Naples, Eric S. Siegel and Allen F. Wise, each of whom was an independent director under applicable Nasdaq guidelines. Determinations with respect to 2006 compensation (through November 15, 2006) were made by this pre-Transaction Compensation Committee. On November 15, 2006, Messrs. Dunkelberg, Naples, Siegel and Wise resigned from NCO’s Board and NCO’s Compensation Committee as part of the Transaction. After the Transaction, the Board of NCO performed the functions of the Compensation Committee and in February 2007, the Board established a new Compensation Committee and appointed Austin A. Adams, Edward A. Kangas and Tarek N. Shoeb, each of whom is a non-employee director, as members. Mr. Shoeb resigned as a director in March 2008 and was replaced on the Compensation Committee by Mr. Farmer.

In connection with the Transaction, OEP negotiated new compensation arrangements, including new employment agreements, with each of NCO’s executive officers, including Mr. Barrist. For a description of the material terms of such employment agreements, see “—Employment Agreements.” Each employment agreement, among other things, sets forth the executive’s minimum base salary (which shall at a minimum be upwardly adjusted each year in accordance with the Consumer Price Index), non-equity incentive compensation opportunities, transition bonus opportunity, severance benefits and entitlement to participate in our benefit plans and receive certain perquisites. In connection with the negotiation of such employment agreements, Mr. Barrist, our President and Chief Executive Officer, made recommendations to OEP with respect to compensation of each of our executive officers, including himself. The purpose of the new employment agreements was to provide certainty to the executives with respect to their positions with us following the change in control resulting from the Transaction and to motivate such executives to maintain and increase enterprise value during the transition period and ensure a smooth transition. Upon the closing of the transaction, NCO’s Board approved the new employment agreements for each of our executives.

In addition, in connection with the Transaction, we adopted the Restricted Share Plan, discussed in greater detail below, which authorizes grants of restricted shares of our Class A common stock to our officers and key employees.

Objectives of Our Compensation Program

Our overall compensation program with respect to our executive officers is designed to achieve the following objectives:

•	to provide compensation that will attract and retain superior executive talent;

•	to provide our executive officers with compensation that reflects their overall experience, position with NCO and expected contributions to NCO;

•	to support the achievement of the goals contained in our annual budget by linking a portion of the executive officer’s compensation to the achievement of such goals;

•	to be competitive with compensation programs offered by companies of a similar size within similar industries based on formal and informal surveys conducted by us; and

•	to offer to our executive officers an economically reasonable amount of appropriate benefits and perquisites comparable to those offered by other companies of a similar size within similar industries.

Elements of Executive Compensation

The compensation paid to our executive officers consists of the following elements:

•	base salary;

•	performance-based cash bonuses;

•	equity compensation;

•	severance benefits, death benefits and right to participate in a nonqualified deferred compensation plan;

•	other benefits, such as the use of an automobile and, in the case of Mr. Barrist, the personal use of an airplane; and

•	benefits that are generally available to all full-time employees of our company, such as participation in group medical, disability and life insurance plans and a 401(k) plan.

These elements are discussed in greater detail below.

Base Salary. Base salary is used to reward superior individual performance of each executive officer on a day-to-day basis during the year, and to encourage them to perform at their highest levels. We also use our base salary to attract and retain top quality executives and other management employees from other companies. Moreover, base salary and increases to base salary recognize the overall experience, position and responsibilities within NCO and expected contributions to NCO of each executive officer. Typically, the Compensation Committee will review and adjust base salaries on an annual basis. In connection with the closing of the Transaction, we entered into new employment agreements with each of our executive officers. Given that the compensation of each of our executive officers had been renegotiated in connection with the Transaction, we did not engage the services of a compensation consultant with respect to, or otherwise undertake an extensive reassessment of, executive compensation for 2007. Accordingly, the executive officers did not receive base salary increases in 2007, other than an upward adjustment in accordance with the Consumer Price Index in effect for 2007. Under their employment agreements, after giving effect to raises they received in accordance with the Consumer Price Index in effect for 2008, Messrs. Barrist, Schwab, Gindin, Leckerman and Winokur are entitled to receive annual base salaries for 2008 of $784,982, $345,104, $384,074, $646,313 and $441,308, respectively. Information concerning base salaries paid to these executive officers in 2007 is set forth in the “2007 Summary Compensation Table” under “—Summary Compensation”.

Management Incentive Compensation. We believe that a significant portion of the total potential compensation of our executive officers should depend upon the degree of our financial success in a particular year. Under the employment agreements that we entered into with each of our executive officers, each executive is entitled to earn incentive compensation of from 75% to 100% of his base salary based on our achievement of our annual operating plan for the year. Each year the Board or the Compensation Committee sets goals, including targets for NCO’s earnings before interest, taxes, depreciation and amortization, referred to as EBITDA. For purposes of the cash bonus, EBITDA is calculated as follows: income from operations plus depreciation and amortization. The participants have the potential to earn a cash bonus up to a maximum based on a percentage of each eligible participant’s base salary, ranging from 75 percent to 100 percent depending on their position, which is stipulated in their respective employment agreement.

In March 2008, the Compensation Committee determined that the annual bonus, if any, will be calculated and paid on a pro-rata basis based on the achievement by the Company of 90% to 100% of its annual operating plan. The Compensation Committee may, in determining the annual bonus amount, take into consideration other extenuating circumstances not within the control of the Company that may have occurred during the year that impacted the original operating plan thus rendering it unattainable. In March 2008, the Compensation Committee determined that the operating plan had been achieved and awarded the full bonuses under the employment agreements.

Prior to the Transaction, we maintained a management incentive plan, which was not set forth in a written agreement. The maximum amount of the bonus pool was based on the total of a percentage of each eligible participant’s base salary, ranging from 75 percent to 100 percent based on the percentage set forth in their then existing employment agreements. In February 2006, NCO’s pre-Transaction Compensation Committee had established a maximum bonus pool to be paid to eligible participants based upon NCO achieving certain performance goals, including earnings per share growth. The actual bonus pool for 2006 would have been determined by the Compensation Committee based on the NCO’s attainment of those performance goals for 2006. Each eligible participant’s share of the bonus pool would have been dependent on the attainment of their personal performance goals. Pursuant to such program, 80 percent of the aggregate amount of bonus to be paid to each participant was to be paid in cash and 20 percent was to be paid in restricted stock units. In connection with the Transaction, the bonuses payable under our management incentive program for executive officers were modified to: make them payable 100 percent in cash, adjust the performance goals, and adjust the maximum potential for John R. Schwab based on his efforts to facilitate the completion of the Transaction.

Also, in connection with the consummation of the Transaction, each executive officer was awarded the right to a one-time transition bonus for certain transition services to be performed by the executive, which was payable over a period of one-year after the date of the Transaction based on a schedule set forth in each executive officer’s employment agreement, subject to minimum guaranteed payments. The purpose of the transition bonuses was to help ensure the stability of our operations and management team following the Transaction. The transition bonuses were completely paid out in November 2007. See “—Employment Agreements” for further information on these transition bonuses.

See “—Summary Compensation—2007 Summary Compensation Table” for the actual amounts paid out to the Named Executive Officers for 2007 and 2006. References to our “Named Executive Officers” means all of the executive officers named in the “2007 Summary Compensation Table.” Amounts paid under the management incentive program are reported in the “Non-Equity Incentive Plan Compensation” column, and amounts paid for transition bonuses are reported in the “Bonus” column.

For 2008, Messrs. Barrist’s, Schwab’s, Gindin’s, Leckerman’s and Winokur’s maximum bonus potential as a percentage of each individual’s base salary is equal to 100 percent, 75 percent, 75 percent, 100 percent and 100 percent, respectively.

Equity Compensation. In connection with the Transaction, we adopted the Restricted Share Plan which authorizes grants of restricted shares of our Class A common stock to our officers and key employees. The total number of restricted shares authorized under the Restricted Share Plan was 220,055.55972. Each share of restricted stock, regardless of whether the restriction period with regard to such share has lapsed, is subject to the transfer restrictions, repurchase rights and other restrictions pursuant to the terms of a Stockholders’ Agreement. On November 17, 2006, we awarded restricted shares of Class A common stock under this plan to members of our management. The purpose of the restricted share plan awards in connection with the consummation of the Transaction was to align managements’ objectives with those of the stockholders. The number of shares awarded to management was based on recommendations made by Mr. Barrist and subject to negotiations between OEP and Mr. Barrist. Each of Messrs. Schwab, Gindin, Leckerman and Winokur were awarded 20,740.2365, 20,740.2365, 26,461.68106 and 18,539.68091 restricted shares of Class A common stock, respectively. On August 10, 2007, an aggregate of 27,176.86157 restricted shares of Class A common stock were awarded to members of our management. Each of Messrs. Schwab, Gindin, Leckerman and Winokur were awarded 4,443.05152, 4,443.05152, 5,668.72091 and 3,971.64022 restricted shares of Class A common stock, respectively. The shares of restricted stock granted under the Restricted Share Plan vest in 25 percent increments upon each anniversary of the date of grant, each, referred to as an annual vesting date, provided that the recipient remains employed by us. In addition, if a recipient’s employment is terminated by us without Cause (as defined in the Restricted Share Plan) or if a recipient terminates his employment with us for Good Reason (as defined in the Restricted Share Plan) within three months immediately preceding an annual vesting date, such award will immediately vest with respect to the 25 percent of the then unvested shares that would have vested had such recipient remained employed through the annual vesting date. In addition, each restricted share award will immediately vest in full in the event a Change in Control or Public Offering (each as defined in the Restricted Share Plan) occurs.

On March 28, 2008, the Board of Directors approved the amendment and restatement of the Restricted Share Plan to: (i) permit members of our Board of Directors to participate and (ii) to increase the number of shares authorized for issuance under that Plan to 336,666.67 shares. Effective as of the amendment of that Plan, we issued 105,036.73715 restricted shares of Class A common stock to executive officers, employees and certain directors of the Company. For further information, see “Restricted Share Plan.”

In the future, the Compensation Committee, on a discretionary basis, may elect to award our executive officers or directors restricted stock under the Restricted Share Plan, although there is no obligation for us to do so and we do not expect any such awards to be material.

Severance Benefits. Each Named Executive Officer’s employment agreement contains termination provisions that provide each respective executive officer with severance payments if their respective employment is terminated in specified circumstances. See “—Potential Payments Upon Termination of Employment or Change in Control—Termination or Change in Control Provisions in Employment Agreements.”

Death Benefits. We have an Executive Salary Continuation Plan that provides beneficiaries of designated participants with a salary continuation benefit in the event of the participant’s death while employed by us. Executive participants are selected by the Board. We maintain insurance on the lives of the participants to fund our obligations under the Executive Salary Continuation Plan. Each of our Named Executive Officers is a participant in this Executive Salary Continuation Plan. See “—Potential Payments Upon Termination of Employment or Change in Control—Executive Salary Continuation Plan.”

401(k) Plan Matching Contributions. We match, in cash, 25 percent of the first 6 percent of the contributions to our 401(k) plan that each employee, including each Named Executive Officer, makes during the year. For each eligible employee, their contributions are limited to the 15 percent of such employee’s income on a pre-tax basis, subject to limitations under Section 401(k) of the Code of 1986, as amended, referred to as the Code. We provide these matching contributions to all of our employees, including Named Executive Officers, who participate in the 401(k) plan, to encourage them to systematically save for retirement.

Deferred Compensation Plan. We maintain a non-qualified deferred compensation plan that allows eligible employees, including executive officers, to defer compensation in excess of the amounts that the employee can defer under our 401(k) plan because of limits under the Code on the amount of compensation that can be deferred. In addition, in our absolute and sole discretion, we may make a contribution that will be allocated among participants in proportion to their deferrals for such year. For more information, see “—Nonqualified Deferred Compensation.”

Perquisites, Personal Benefits and Other Compensation. Each of our Named Executive Officers receives a limited amount of perquisites and other personal benefits that we pay on their behalf or for which we provide reimbursement. We provide our Named Executive Officers the use of an automobile leased by us at prices ranging from $970 to $2,200 per month or a monthly cash allowance for an equivalent amount. Mr. Barrist’s compensation also includes the use by Mr. Barrist of an aggregate of 150 hours on an airplane that is partly owned by NCO for both business and personal use, as determined by Mr. Barrist in his discretion. We believe providing our Named Executive Officers with these benefits is justified because our Named Executive Officers contribute substantially to our financial and operating performance and to the growth and development of our business. The perquisites and other personal benefits provided to our Named Executive Officers are disclosed below in”—Summary Compensation—2007 Summary Compensation Table.”

Processes and Procedures for the Determination of Executive Officer and Director Compensation

Meetings of the Compensation Committee. The Compensation Committee meets at least annually and more frequently as circumstances require, and it also considers and takes action by written consent. The Compensation Committee reports on committee actions and recommendations at Board meetings.

Scope of Authority of the Compensation Committee. The scope of the Compensation Committee’s authority and responsibilities is set forth in its charter. The Compensation Committee’s authority includes the authority to:

•

Review and approve annually our goals and objectives relevant to the compensation of the executive officers and evaluate annually the performance of the executive officers in light of those goals and objectives, and consistent with the requirements of any employment agreement, determine the compensation of the executive officers based on this evaluation;

•

Review annually and make recommendations to our Board concerning the following with respect to our executive officers: employment agreements, severance agreements, change in control agreements/provisions and other compensatory arrangements, in each case as, when and if appropriate, and any special or supplemental benefits, in each case subject to the terms of any existing applicable employment agreement terms;

•	Review and approve new hire and promotion compensation arrangements for executive officers; and

•

Review and recommend to our Board incentive compensation plans, long-term compensation plans, equity-based plans and deferred compensation plans for executive officers, including any modification to such plans, and oversee the performance objectives and funding for such plans and, to the extent permitted under such plans, implement and administer such plans.

Delegation of Authority. As provided under the Compensation Committee’s charter, the Compensation Committee may delegate its authority to special subcommittees of the Compensation Committee as the Compensation Committee deems appropriate, consistent with applicable law. To date, the Compensation Committee has not delegated its responsibilities.

Role of Management in Determining or Recommending Executive Compensation. Prior to the Transaction, our Compensation Committee historically reviewed base salary and bonus compensation annually, although decisions in connection with new hires and promotions were made on an as-needed basis. Mr. Barrist made recommendations concerning the amount of compensation to be awarded to our executive officers, including himself, but did not participate in the Compensation Committee’s deliberations or decisions. After a presentation by Mr. Barrist, the Compensation Committee met in executive session to discuss and consider the recommendations and makes a final determination. We expect that this practice will continue after the Transaction, although the timing of the compensation decisions may change.

Role of Compensation Consultants in Determining or Recommending Executive Compensation. Under its charter, the Compensation Committee has authority to retain, at our expense, such counsel, consultants, experts and other professionals as it deems necessary. In 2005, our pre-Transaction Compensation Committee engaged outside consultants to assist the Compensation Committee in its review of the compensation for executive officers. The Compensation Committee is currently evaluating whether it will need to engage consultants in the near future.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section appearing above with our management. Based on this review and these discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for 2007.

Members of the Compensation Committee*

Austin A. Adams
Colin M. Farmer
Edward A. Kangas
Tarek N. Shoeb

*	Messrs. Adams, Kangas and Shoeb were appointed to the Compensation Committee in February 2007. Mr. Shoeb resigned from the Compensation Committee in March 2008 and was replaced by Mr. Farmer. From the completion of the Transaction in November 2006 until February 2007, compensation decisions were made by the following members of the Board of Directors: James S. Rubin, Daniel J. Selmonosky and Tarek N. Shoeb.

The information contained in this Compensation Committee Report is not “soliciting material” and has not been “filed” with the Securities and Exchange Commission. This Compensation Committee Report will not be incorporated by reference into any of our future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we may specifically incorporate it by reference into a future filing.

Summary Compensation

The following table sets forth the compensation earned during fiscal 2007 by our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers during fiscal 2007. We refer to these individuals collectively as our “Named Executive Officers.”

2007 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation(4) ($)	Total ($)
Michael J. Barrist President & Chief Executive Officer	2007 2006	771,463 738,720	— 3,400,000	— 1,844,856	768,084 738,720	514,717 956,074	2,054,264 7,678,370

John R. Schwab Executive Vice President, Finance, Chief Financial Officer and Treasurer	2007 2006	341,366 300,830	75,000 340,000	56,170 93,890	253,256 350,000	15,018 22,395	740,810 1,107,115

Joshua Gindin, Esq. Executive Vice President and General Counsel	2007 2006	382,162 316,860	94,000 421,000	56,170 260,549	281,855 237,645	23,501 30,345	837,688 1,266,399

Steven Leckerman Executive Vice President and Chief Operating Officer—Global Services	2007 2006	624,042 435,160	561,000 889,000	71,665 644,100	623,400 435,160	23,369 30,737	1,903,476 2,434,157

Steven L. Winokur Executive Vice President and Chief Administrative Officer	2007 2006	435,430 415,300	163,000 867,000	50,211 645,267	431,808 415,300	22,441 30,582	1,102,890 2,373,449

(1)	The amounts in this column represent transition bonuses earned by the Named Executive Officers. In connection with the Transaction, each of the Named Executive Officers was awarded a transition bonus for certain transition services to be performed by the Named Executive Officers. Each of the transition bonus were paid in installments in fiscal 2006 and fiscal 2007 per a schedule set forth in the applicable employment agreement. All or a portion of each Named Executive Officer’s transition bonus was guaranteed. The amount of each transition bonus which is guaranteed or which was paid pursuant to the applicable payment schedule, if greater than the guaranteed amount, is set forth in this column. See “—Employment Agreements.”
(2)	The amounts in this column include amounts we recognized in fiscal 2007 and 2006 for financial statement reporting purposes for restricted stock granted under our Restricted Share Plan. In addition, the amounts in this column include amounts we recognized in fiscal 2006 for financial statement reporting purposes for restricted stock unit awards granted by NCO in prior years. Due to the Transaction, the vesting of restricted stock units was accelerated in 2006. The effect of this acceleration is included in the amounts included in this column. The amounts are valued based on the amount we recognized in fiscal 2007 and 2006 for financial statement reporting purposes for stock awards pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“FAS 123R”), except that, in accordance with rules of the SEC, any estimate for forfeitures is excluded from and does not reduce, such amounts.
(3)	Represents amounts earned under our management incentive program for executive officers. See “—Grants of Plan-Based Awards.”
(4)	The following table summarizes all other compensation paid during fiscal 2007 to our Named Executive Officers.

Executive Officer	Car (1) ($)	Company Contributions to 401(k) Plan ($)	Company Contributions to Deferred Compensation Plan ($)	Company Paid Disability and Life Insurance Premiums ($)	Aircraft Usage(2) ($)	Total All Other Compensation ($)
Michael J. Barrist	26,249	1,342	2,277	5,806	479,043	514,717
John R. Schwab	11,594	1,342	—	2,082	—	15,018
Joshua Gindin, Esq.	16,832	2,939	—	3,730	—	23,501
Steven Leckerman	17,703	—	—	5,666	—	23,369
Steven L. Winokur	16,194	1,342	—	4,905	—	22,441

(1)	The amount reported represents the amount we paid to lease the Named Executive Officers’ respective cars.
(2)	Represents Mr. Barrist’s personal use of an aircraft partly owned by us, calculated by using our actual variable operating costs of $186,706 plus the hourly cost equivalent for the monthly management fee, interest and depreciation of $95,688 and lost tax benefits to us of $196,649 attributable to such flights.

Grants of Plan-Based Awards

The following table shows all plan-based awards granted to the Named Executive Officers during 2007.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of	Grant Date Fair Value Of Stock And Option
		Threshold ($)	Target ($)		Maximum ($)	Stock or Units(2) (#)	Awards(3) ($)
Michael J. Barrist	(1)	—	768,084	(1)	—	—	—

John R. Schwab	(1) 8/10/07	— —	253,256 —	(1)	— —	— 4,443.05152	— 44,431
Joshua Gindin, Esq.	(1) 8/10/07	— —	281,855 —	(1)	— —	— 4,443.05152	— 44,431
Steven Leckerman	(1) 8/10/07	— —	623,400 —	(1)	— —	— 5,668.72091	— 56,687
Steven L. Winokur	(1) 8/10/07	— —	431,808 —	(1)	— —	— 3,971.64022	— 39,716

(1)	Under the employment agreements that we entered into with each of our executive officers, each executive is entitled to earn incentive compensation of from 75 percent to 100 percent of his base salary based on our achievement of our annual operating plan for the year. Messrs. Barrist’s, Schwab’s, Gindin’s, Leckerman’s and Winokur’s maximum bonus potential as a percentage of each individual’s base salary is equal to 100 percent, 75 percent, 75 percent, 100 percent and 100 percent, respectively.
(2)	Represents awards of restricted shares under our Restricted Share Plan which are scheduled to vest in 25 percent increments over a period of 4 years beginning on the first anniversary of the date of grant, provided that the recipient remains employed by us. In addition, if a recipient’s employment is terminated by us without Cause (as defined in the Restricted Share Plan) or if a recipient terminates his employment with us for Good Reason (as defined in the Restricted Share Plan) within three months immediately preceding an annual vesting date, such award will immediately vest with respect to the 25 percent of the then unvested shares that would have vested had such recipient remained employed through the annual vesting date. In addition, each restricted share award will immediately vest in full in the event a Change in Control or Public Offering (each as defined in the Restricted Share Plan) occurs. See “—Restricted Share Plan” and “—Potential Payments Upon Termination of Employment or Change in Control.” If cash dividends are declared by our Board on our common stock, dividends will be paid on the shares of restricted stock awarded under our Restricted Share Plan regardless of vesting.
(3)	This column shows the full grant date fair value, under FAS 123R, of restricted shares granted to each Named Executive Officer on August 10, 2007, except that, in accordance with rules of the SEC, any estimate for forfeitures is excluded from and does not reduce, such amounts. Generally, the full grant date fair value is the amount we would recognize for financial statement reporting purposes over the award’s vesting schedule. Subsequent to the Transaction, our common stock is no longer publicly traded and therefore no market value for our shares is readily available. Amounts in this column represent the value of the shares based on their most recent purchase price per share.

Employment Agreements

Upon consummation of the Transaction, we entered into definitive employment agreements, effective as of November 15, 2006, with each of our executive officers.

The terms of Mr. Barrist’s post-Transaction employment agreement include:

•	Mr. Barrist will serve as our President and Chief Executive Officer;

•	The initial term of Mr. Barrist’s employment agreement is five years, may be extended thereafter and is subject to early termination;

•	Mr. Barrist will receive a base salary of $739,253 per year, to be adjusted upward, at a minimum, annually in accordance with the Consumer Price Index in effect for such year;

•	Mr. Barrist will receive employee benefits similar with those provided to him prior to the Transaction;

•

Mr. Barrist will have the opportunity to earn an annual cash bonus equal to 100 percent of his base salary (the top percentage of base salary that Mr. Barrist can earn as an annual bonus is referred to as Mr. Barrist’s “target bonus”), based upon the achievement by us of our annual operating plan for the immediately preceding year as presented to the Board by our chief executive officer and approved by the Board;

•

Mr. Barrist will be entitled to receive a $3.4 million cash bonus for certain transition services, referred to as a transition bonus, to be performed by Mr. Barrist during the 12-month period following the closing of the Transaction;

•

Mr. Barrist will receive a car allowance of $2,500 per month, an aggregate of 150 hours per year (for both business and personal use) on an airplane that is partly owned by us and will receive other perquisites consistent with those provided to Mr. Barrist prior to the Transaction;

•

Upon a termination of employment by reason of death, disability, without “cause” or a resignation for “good reason,” Mr. Barrist will receive his accrued but unpaid base salary and target bonus, continue to receive base salary, target bonuses and health and welfare benefits for the greater of (i) one year or (ii) the remainder of the initial term of his employment agreement and, within 10 days of termination, will receive a lump sum payment of any and all unpaid installments of Mr. Barrist’s transition bonus (see “—Potential Payments Upon Termination of Employment or Change in Control”);

•

Upon a termination of employment by reason of death, Mr. Barrist’s beneficiaries will also be paid the amounts owed under our Executive Salary Continuation Plan (see “—Potential Payments Upon Termination of Employment or Change in Control”);

•

Upon a termination of employment for “cause” or a resignation without “good reason,” Mr. Barrist will receive his accrued but unpaid base salary and annual bonus and, within 10 days of termination, will receive a lump sum payment of any and all unpaid installments of Mr. Barrist’s transition bonus (see “—Potential Payments Upon Termination of Employment or Change in Control”);

•

Mr. Barrist is subject to non-compete, non-solicitation and non-interference covenants during his employment and ending on the later of (i) the last day he receives severance pay under his employment agreement or (ii) two years after termination of employment;

•	During and after Mr. Barrist’s employment with us, Mr. Barrist is subject to a confidentiality covenant; and

•

Mr. Barrist will be entitled, under certain circumstances, to receive reimbursement from us for taxes, if any, imposed on Mr. Barrist under Section 4999 of the Code and/or under Section 409A of the Code and any federal, state, local and excise taxes imposed upon the reimbursement.

The terms of the employment agreements of our other executive officers, Messrs. Schwab, Steven W. Elliott, Gindin, Leckerman, Winokur and Albert Zezulinski include the following terms:

•	Each executive will retain the same position as that held with NCO prior to the Transaction;

•	The initial term of each employment agreement is five years, each may be extended thereafter and each is subject to early termination;

•

Each of Messrs. Schwab, Elliott, Gindin, Leckerman, Winokur and Zezulinski will receive a base salary equal to $325,000, $361,700, $361,700, $600,000, $415,600 and $310,000, respectively, to be adjusted upward, at a minimum, annually in accordance with the Consumer Price Index in effect for such year;

•	Each executive will receive employee benefits and perquisites similar with those provided prior to the Transaction;

•

Each of Messrs. Schwab, Elliott, Gindin, Leckerman, Winokur and Zezulinski will have the opportunity to earn an annual bonus equal to 75 percent, 75 percent, 75 percent, 100 percent, 100 percent and 75 percent, respectively, of his base salary (the top percentage of base salary that each executive can earn as an annual bonus is referred to as such executive’s “target bonus”), based upon the achievement by us of our annual operating plan for the immediately preceding year as presented to the Board by our chief executive officer and approved by the Board;

•

Upon a termination of employment during the five year period commencing November 15, 2006 by reason of death, disability, without “cause” or a resignation for “good reason,” the executive will receive his accrued but unpaid base salary and annual bonus, will continue to receive base salary, target bonuses and health and welfare benefits for two years following termination and, within 10 days of termination, will receive a lump sum payment of any and all unpaid installments of such executive’s transition bonus (see “—Potential Payments Upon Termination of Employment or Change in Control”);

•

Upon a termination of employment after the five year period commencing November 15, 2006 by reason of death, disability, without “cause” or a resignation for “good reason,” the executive will receive his accrued but unpaid base salary and annual bonus, will continue to receive his base salary, target bonus and health and welfare benefits for one year following termination and, within 10 days of termination, will receive a lump sum payment of any and all unpaid installments of such executive’s transition bonus (see “—Potential Payments Upon Termination of Employment or Change in Control”);

•

Upon a termination of employment by reason of death, the executive’s beneficiaries will also be paid the amounts owed under our Executive Salary Continuation Plan (see “—Potential Payments Upon Termination of Employment or Change in Control”);

•

Upon a termination of employment for “cause” or a resignation without “good reason,” the executive will receive his accrued but unpaid base salary and annual bonus and, within 10 days of termination, will receive a lump sum payment of the unpaid balance of a certain portion of such executive’s transition bonus (see “—Potential Payments Upon Termination of Employment or Change in Control”);

•

The executive is subject to non-compete and non-solicitation covenants during his employment and for (i) two years after termination of employment if his employment is terminated during the five year period commencing November 15, 2006 or (ii) one year after termination of employment if his employment is terminated after the five year period commencing November 15, 2006;

•

The executive is subject to a non-interference covenant during his employment and for (i) three years after termination of employment if his employment is terminated during the five year period commencing November 15, 2006 or (ii) two years after termination of employment if his employment is terminated after the five year period commencing November 15, 2006;

•	During and after employment with us, the executive is subject to a confidentiality covenant; and

•

The executive will be entitled, under certain circumstances, to receive reimbursement from us for taxes, if any, imposed on the executive under Section 4999 of the Code and/or under Section 409A of the Code and any federal, state, local and excise taxes imposed upon the reimbursement.

Restricted Share Plan

On November 15, 2006 and in connection with the consummation of the Transaction, we adopted a restricted share plan, known as the NCO Group, Inc. Restricted Share Plan (f/k/a Collect Holdings, Inc. Restricted Share Plan) (the “Restricted Share Plan”) which authorizes grants of restricted shares of our Class A common stock to our officers and key employees. The Restricted Share Plan is administered by the Compensation Committee of our Board, which approves the grants to employees recommended by our chief executive officer. The total number of restricted shares authorized under the Restricted Share Plan was 220,055.55972. Each share of restricted stock, regardless of whether the restriction period with regard to such share has lapsed, is subject to the transfer restrictions, repurchase rights and other restrictions pursuant to the terms of a Stockholders’ Agreement. On November 17, 2006, an aggregate of 164,491.5309 restricted shares of Class A common stock were awarded under the Restricted Share Plan to members of our management. Each of Messrs. Schwab, Elliott, Gindin, Leckerman, Winokur and Zezulinski were awarded 20,740.2365, 20,740.2365, 20,740.2365, 26,461.68106, 18,539.68091 and 19,639.95871 restricted shares of Class A common stock, respectively. On August 10, 2007, an aggregate of 27,176.86157 restricted shares of Class A common stock were awarded to members of our management. Each of Messrs. Schwab, Elliott, Gindin were awarded 4,443.05152 restricted shares, and each of Messrs. Leckerman, Winokur and Zezulinski were awarded 5,668.72091, 3,971.64022 and 4,207.34588 restricted shares of Class A common stock, respectively. The shares of restricted stock granted under the Restricted Share Plan vest in 25 percent increments upon each anniversary of the date of grant, each, referred to as an annual vesting date, provided that the recipient remains employed by us. In addition, if a recipient’s employment is terminated by us without Cause (as defined in the Restricted Share Plan) or if a recipient terminates his employment with us for Good Reason (as defined in the Restricted Share Plan) within three months immediately preceding an annual vesting date, such award will immediately vest with respect to the 25 percent of the then unvested shares that would have vested had such recipient remained employed through the annual vesting date. In addition, each restricted share award will immediately vest in full in the event a Change in Control or Public Offering (each as defined in the Restricted Share Plan) occurs. See “—Potential Payments Upon Termination of Employment or Change in Control.”

If cash dividends are declared by our Board on our common stock, dividends will be paid on the shares of restricted stock awarded under our Restricted Share Plan regardless of vesting.

On March 28, 2008, the Board of Directors approved the amendment and restatement of the Restricted Share Plan to: (i) permit members of our Board of Directors to participate and (ii) to increase the number of shares authorized for issuance under that Plan to 336,666.67 shares. Effective as of the amendment of that Plan, we issued 105,036.73715 restricted shares of Class A common stock to executive officers, employees and certain directors of the Company, including the following:

Executive Officers
Stephen W. Elliott	11,634.30
Joshua Gindin	11,634.30
Steven Leckerman	14,843.76
John R. Schwab	11,634.30
Steven L. Winokur	10,399.89
Albert Zezulinski	11,017.09

Total Executive Officers	71,163.64

Directors
Austin A. Adams	1,280.95
Edward A. Kangas	1,280.95
Leo J. Pound	1,280.95

Total Directors	3,842.85

In addition, on March 28, 2008, the Board approved the grant of a total of 22,467.330001 shares of Class A common stock to certain members or former members of management that had purchased Company shares in connection with the Transaction. The shares were issued as an anti-dilution adjustment with respect to the shares purchase in the Transaction as a result of the February 2008 private placement of additional equity with One Equity Partners and other stockholders to fund the OSI acquisition. Shares issued to our current executive officers were as follows:

Name	Shares
Michael J. Barrist	20,424.845455
Stephen W. Elliott	408.496909
Joshua Gindin	255.310568
Steven Leckerman	408.496909
John R. Schwab	102.124227
Steven L.Winokur	255.310568
Albert Zezulinski	204.248455

Outstanding Equity Awards at Fiscal Year End

The following table shows all outstanding equity awards held by the Named Executive Officers as of December 31, 2007.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)
Michael J. Barrist	—	N/A
John R. Schwab	19,998.2289	N/A
Joshua Gindin, Esq.	19,998.2289	N/A
Steven Leckerman	25,514.9817	N/A
Steven L. Winokur	17,876.4009	N/A

(1)	Represents awards of restricted shares under our Restricted Share Plan which are scheduled to vest in 25 percent increments over a period of 4 years beginning on the first anniversary of the date of grant, provided that the recipient remains employed by us. In addition, if a recipient’s employment is terminated by us without Cause (as defined in the Restricted Share Plan) or if a recipient terminates his employment with us for Good Reason (as defined in the Restricted Share Plan) within three months immediately preceding an annual vesting date, such award will immediately vest with respect to the 25 percent of the then unvested shares that would have vested had such recipient remained employed through the annual vesting date. In addition, each restricted share award will immediately vest in full in the event a Change in Control or Public Offering (each as defined in the Restricted Share Plan) occurs. See “—Restricted Share Plan” and “—Potential Payments Upon Termination of Employment or Change in Control.”
(2)	Subsequent to the Transaction, our common stock is no longer publicly traded and therefore no market value for our shares is readily available.

Stock Vested

The following table provides information concerning restricted share awards held by the Named Executive Officers that vested during 2007.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Michael J. Barrist	—	—
John R. Schwab	5,185.0591	51,851
Joshua Gindin, Esq.	5,185.0591	51,851
Steven Leckerman	6,615.4203	66,154
Steven L. Winokur	4,634.9202	46,349

(1)	Subsequent to the Transaction, our common stock is no longer publicly traded and therefore no market value for our shares is readily available. Amounts in this column represent the value of the shares based on their most recent purchase price per share.

Nonqualified Deferred Compensation

Our Deferred Compensation Plan permits eligible employees to defer receipt and taxation of their compensation each year up to the limit in effect under Section 402(g) of the Code (less amounts contributed to our 401(k) Plan). In addition, in our absolute and sole discretion, we may make a contribution that will be allocated among participants in proportion to their deferrals for such year. All executive officers and other key employees designated by us are eligible to participate in the Deferred Compensation Plan.

Amounts deferred or contributed are placed in a rabbi trust, of which Putnam Fiduciary Trust Company is directed trustee. Participants may designate certain Putnam mutual funds by which the value of their accounts will be measured, but all investments of Deferred Compensation Plan funds are made as directed by us in our sole discretion.

A participant is 100 percent vested as to amounts deferred by the participant. Any company contributions will be 100 percent vested upon a participant’s having three years of service, termination of employment due to death or disability, reaching age 65 or upon a “change of control” (as defined in the Deferred Compensation Plan) of us. A participant’s benefits in the Deferred Compensation Plan are payable as soon as practicable following termination of employment or a “change of control” of the company.

A participant may make an early withdrawal if such participant demonstrates a special need or hardship due to “severe financial emergency.”

The following table provides information concerning amounts held under the Deferred Compensation Plan for the benefit of our Named Executive Officers.

Name	Executive Contributions in Last FY (1) ($)	Registrant Contributions in Last FY (2) ($)	Aggregate Earnings in Last FY (3) ($)	Aggregate Balance at Last FY (4) ($)
Michael J. Barrist	9,181	2,277	1,700	26,245
John R. Schwab	—	—	200	10,023
Joshua Gindin, Esq.	—	—	—	—
Steven Leckerman	—	—	—	—
Steven L. Winokur	—	—	2,092	19,860

(1)	Represents amounts voluntarily contributed by the Named Executive Officers in fiscal 2007, such amounts are also reported as salary in the 2007 Summary Compensation Table.
(2)	Amounts contributed by us in fiscal 2007 are also included in the “All Other Compensation” column of the 2007 Summary Compensation Table.
(3)	The aggregate earnings represent the market value change of this plan during 2007. Earnings received by the Named Executive Officers are not reported as compensation in the 2007 Summary Compensation Table because such earnings are not considered to be “above market” earnings under SEC regulations.
(4)	Amounts reported in the Aggregate Balance at Last FY which were previously reported as compensation to the Named Executive Officers in the Summary Compensation Table included in prior SEC filings for previous years included $10,958, $5,894 and $14,717 for Messrs. Barrist, Schwab and Winokur, respectively. These amounts represent executive contributions and registrant contributions for prior years.

Potential Payments Upon Termination of Employment or Change in Control

Executive Salary Continuation Plan

We have an Executive Salary Continuation Plan that provides beneficiaries of designated participants with a salary continuation benefit in the event of the participant’s death while employed by us. Executive participants are selected by the Board. We maintain insurance on the lives of the participants to fund our obligations under the Executive Salary Continuation Plan. Each of Messrs. Barrist, Schwab, Gindin, Leckerman and Winokur is a participant in this Executive Salary Continuation Plan and their respective beneficiaries will be entitled to receive 100 percent salary and bonus potential (based on each executive’s target bonus) continuation payments for five years in the event of their death.

Termination or Change in Control Provisions in Restricted Share Plan

Generally, the Restricted Share Plan states that the Compensation Committee of our Board will determine, in the terms of the applicable award agreement, the time or times when and the manner and condition in which each award will vest and the extent, if any, to which vesting accelerates upon a Change in Control. “Change of Control” is defined in the Restricted Share Plan as (i) any liquidation, dissolution or winding up of our company, whether voluntary or involuntary, (ii) any transfer by our company of all or substantially all of its assets on a consolidated basis, (iii) any consolidation, merger or reorganization of our company with or into any other entity or entities as a result of which the holders of our company’s outstanding capital stock possessing the voting power (under ordinary circumstances) to elect a majority of our Board immediately prior to such consolidation, merger or reorganization no longer beneficially own, directly or indirectly, the outstanding capital stock of the surviving corporation possessing the voting power (under ordinary circumstances) to elect a majority of the surviving corporation’s board of directors, (iv) any transfer to any third party of shares of our company’s capital stock by the holders thereof as a result of which the holders of our company’s outstanding capital stock possessing the voting power (under ordinary circumstances) to elect a majority of our company’s Board immediately prior to such transfer no longer beneficially own, directly or indirectly, the outstanding capital stock of our company possessing the voting power (under ordinary circumstances) to elect a majority of our company’s Board, or (v) a change in the constituency of the Board with the result that individuals, who are members of the Board on November 15, 2006 (or individuals designated by OEP or Mr. Barrist in place thereof) cease for any reason to constitute at least a majority of the Board.

The individual award agreements issued to management on November 17, 2006 provide the following enhanced vesting provisions related to termination of employment or a Change of Control:

•

If a holder’s employment is terminated by us without “Cause” or if the holder terminates his employment for “Good Reason” within three months immediately preceding an annual vesting date, such holder’s award will immediately vest with respect to the 25 percent of the then unvested shares that would have vested had the holder remained employed through that annual vesting dates; and

•	In the event that during a holder’s service with us, a Change in Control occurs, then 100 percent of the holder’s award will become vested.

“Cause” is defined in the Restricted Share Plan as (i) an indictment of employee in connection with a crime involving moral turpitude or any felony, which materially adversely affects our company or employee’s ability to perform the duties of his employment; (ii) a conviction of, or a plea of guilty or no-contest by, employee to any felony; (iii) the employee’s dishonesty, fraud, unethical or illegal act, misappropriation or embezzlement which does (or would reasonably be likely to) materially damage our company or our company’s reputation; (iv) willful or deliberate material violations of the employee’s obligations to our company; or (v) a material breach of any of the terms or conditions of an employment agreement between the employee and us, subject, in the case of (iv) and (v) above, to a 20 day cure period. “Good Reason” is defined in the Restricted Share Plan as: (i) a material diminution of the employee’s duties or responsibilities under a contract of employment with our company; (ii) a material decrease in the employee’s base salary or bonus opportunity or other material benefits, other than in connection with such a reduction occasioned by our company’s business conditions or prospects and applicable to all similarly situated company employees; and (iii) any material violation by our company of a contract of employment with the employee, subject, in the case of (i) – (iii) above, to a 20 day cure period.

The individual award agreements issued to management on November 17, 2006 also provide that in the event that no public offering has occurred and a holder of restricted shares ceases to be employed by us for any reason within five years of the closing of the Transaction, all of the holder’s restricted shares, whether or not vested, will remain outstanding following the date of such holder’s termination of employment and, for a 180-day period thereafter, we will have the right to repurchase both the vested and unvested portions of such awards at the prices set forth below, as applicable:

•

If a holder ceases to be employed by us for any reason other than a termination for Cause, we will repurchase the portion of such award that is (a) vested shares of common stock for their then Fair Market Value (as defined below);

and (b) not vested for the lesser of (i) the Fair Market Value as of the termination date, or (ii) 40 percent of the Fair Market Value as of the date of grant of the restricted shares; and

•

If a holder is terminated for Cause, any stock that such holder would have acquired under the award, whether or not vested and otherwise free from restriction, will be subject to repurchase by us for the lesser of (i) the Fair Market Value as of the termination date, or (ii) 40 percent of the Fair Market Value as of the date of grant of the restricted shares.

“Fair Market Value”, in the context of our current repurchase option, is defined in the Restricted Share Plan as the fair market value as determined by the Board, subject in certain cases, to change based upon an appraisal by an independent investment bank or other independent valuation expert.

In the event that we do not exercise our buyback right described above within 180 days following the executive’s termination of employment, the restrictions on the restricted shares that were not vested (and did not vest) as a result of the holder’s termination of employment will at that date lapse in full and the holder will retain all such restricted shares, as well as all of the restricted shares that were vested as of, or vested in connection with, the holder’s termination of employment.

The individual award agreements issued to the executives at the closing of the Transaction further provide that in the event a holder’s employment terminates at any time following, the earlier to occur of (a) a public offering and (b) the fifth anniversary of the closing of the Transaction, the holder will retain all restricted shares that were vested at the time of termination (including any restricted shares that vested in connection with the public offering or termination).

Termination or Change in Control Provisions in Employment Agreements

Michael J. Barrist. Mr. Barrist’s employment agreement provides that upon a termination of employment by reason of death, disability, without “Cause” or a resignation for “Good Reason,” Mr. Barrist will receive his accrued but unpaid base salary and target bonus, continue to receive base salary, target bonuses and health and welfare benefits for the greater of (i) one year or (ii) the remainder of the initial term of his employment agreement and, within 10 days of termination, will receive a lump sum payment of any and all unpaid installments of Mr. Barrist’s transition bonus. In addition, Mr. Barrist’s employment agreement provides that if Mr. Barrist’s employment is terminated by reason of death, his beneficiaries will be paid the amounts owed under our Executive Salary Continuation Plan. See “—Executive Salary Continuation Plan” described above.

Mr. Barrist’s employment agreement provides that upon a termination of employment for “Cause” or a resignation without “Good Reason,” Mr. Barrist will receive his accrued but unpaid base salary and annual bonus and, within 10 days of termination, will receive a lump sum payment of any and all unpaid installments of Mr. Barrist’s transition bonus.

“Cause” is defined in Mr. Barrist’s employment agreement as his (i) conviction of, or guilty plea with respect to, a felony; (ii) a nolo contender plea with respect to a felony (other than in respect of a claim or allegation by a governmental regulatory authority); (iii) willful illegal conduct or gross misconduct that, in the reasonable good faith judgment of the Board, materially interferes with Mr. Barrist’s ability to perform his duties for our company; or

(iv) any willful material breach of any of the covenants in his employment agreement after notice and thirty days from the date Mr. Barrist receives such notice, to cure such event or condition to the extent such event or conditions is reasonably susceptible to cure. No act or failure to act by Mr. Barrist will be considered willful unless it is done, or omitted to be done, by Mr. Barrist in bad faith or without reasonable belief that such action or inaction was in the best interests of our company. Any act, or failure to act by Mr. Barrist, based on authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel of our company will be conclusively presumed to be in good faith and in the bests interests of our company.

“Good Reason” is defined in Mr. Barrist’s employment agreement as (i) the assignment to Mr. Barrist of any duties materially inconsistent, in any respect, with Mr. Barrist’s position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Mr. Barrist’s employment agreement, or any other action by us which results in a material diminution in such position, authority, duties or responsibilities, excluding for this purpose any action not taken in bad faith and which is remedied by us promptly after receipt of notice thereof given by Mr. Barrist; (ii) a change in Mr. Barrist’s principal work location to a location more than 40 miles from Horsham, Pennsylvania, except for required travel on company business to an extent substantially consistent with Mr. Barrist’s business travel obligations; (iii) any violation of the terms or conditions of Mr. Barrist’s employment agreement, including, without limitation, failure to pay any compensation when due; (iv) any material change to the nature of our business if such change is implemented over Mr. Barrist’s objection, which, for purposes hereof, is agreed to be (a) business process outsourcing focused primarily on accounts receivable collections, portfolio purchase and customer relationship management and (b) the purchase and management of overdue accounts receivable (the “Business”); or (v) in the event that JPMorgan Chase Bank (either directly or indirectly) requires changes to our management or strategic plans in order to address concerns or issues that are primarily related to JPMorgan Chase Bank and its affiliates (other than our company) (including the ownership by JPMorgan Chase Bank and its affiliates (other than our company) of a company engaged in the Business) as opposed to concerns or issues primarily related to the performance of our company, and such interference would reasonably be expected to have an adverse effect of a material nature on the value of Mr. Barrist’s investment in our company, or may result in the liquidation or sale of our company, subject in the case of (i) – (v) above to a 30 day cure period.

Other Named Executive Officers. The employment agreements of our other Named Executive Officers, Messrs. Schwab, Gindin, Leckerman and Winokur, provide that upon a termination of employment during the five year period commencing November 15, 2006 by reason of death, disability, without “Cause” or a resignation for “Good Reason,” the executive will receive his accrued but unpaid base salary and annual bonus, will continue to receive his then current base salary, target bonuses and health and welfare benefits for two years following termination. In addition, each the employment agreements provide that if such executive’s employment is terminated by reason of death, his beneficiaries will be paid the amounts owed under our Executive Salary Continuation Plan. See “—Executive Salary Continuation Plan” described above.

The employment agreements further provide that upon a termination of employment after the five year period commencing November 15, 2006 by reason of death, disability, without “Cause” or a resignation for “Good Reason,” the executive will receive his accrued but unpaid base salary and annual bonus, will continue to receive his then current base salary, target bonus and health and welfare benefits for one year following termination.

The employment agreements also provide that upon a termination of employment for “Cause” or a resignation without “Good Reason,” the executive will receive his accrued but unpaid base salary and annual bonus.

“Cause” is defined in each of the employment agreements as the executive’s (i) indictment in connection with a crime involving moral turpitude or any felony, which materially adversely affects our company or his ability to perform the duties of his employment; (ii) conviction of, or pleading of guilty or no-contest by, to any felony; (iii) dishonesty, fraud, unethical or illegal act, misappropriation or embezzlement which does (or would reasonably be likely to) materially damage our company or our company’s reputation; (iv) willful or deliberate material violations of his obligations to our company; or (v) material breach of any of the terms or conditions of his employment agreement, subject in the case of (iv) and (v) above, a 20 day cure period. No act or failure to act by the executive will be considered willful unless it is done, or omitted to be done, by the executive in bad faith or without reasonable belief that such action or omission was in the best interests of our company. Any act, or failure to act by an executive, based on authority given by our company’s Chief Executive Officer or pursuant to a resolution duly adopted by the Board or based upon the advice of counsel of our company will be conclusively presumed to be in good faith and in the bests interests of our company.

“Good Reason” is defined in each of the employment agreements as: (i) a material diminution of his position, authority, duties or responsibilities (including any material adverse change to his title); (ii) a material decrease in his base salary or annual bonus opportunity or other material benefits, other than in connection with such a reduction occasioned by our company’s business conditions or prospects and applicable to all similarly situated company management; (iii) our company relocates his principal place of employment to a location in excess of 40 miles from the principal place of his employment as of the date of the applicable employment agreement; and (iv) any material violation of the applicable employment agreement by our company of a contract of employment with the executive, subject in the case of (i) – (iv) above to a 20 day cure period.

The following table shows the estimated amount of payments and benefits that would be provided by us to our Named Executive Officers under the plans and agreements described above assuming that their employment was terminated as of December 31, 2007 for various reasons as described below:

	Reason for Termination of Employment
Named Officer and Nature of Payment	Termination by Executive without Good Reason ($)		Termination by Us without Cause or Termination by Executive for Good Reason ($)		Cause ($)		Death ($)		Disability ($)		Termination in connection with a Change of Control ($)
Michael J. Barrist
Total cash payment	780,766	(1)	6,759,604	(2)	780,766	(1)	14,474,234	(2)(3)	6,759,604	(2)	6,759,604	(2)(4)
Cost of continuation of benefits	—		59,319	(5)	—		59,319	(5)	59,319	(5)	59,319	(5)
Effect on stock awards	—		—		—		—		—		—
John R. Schwab
Total cash payment	258,868	(6)	1,453,649	(7)	258,868	(6)	4,440,601	(7)(8)	1,453,649	(7)	1,453,649	(7)(4)
Cost of continuation of benefits	—		35,686	(9)	—		35,686	(9)	35,686	(9)	35,686	(9)
Effect on stock awards	(10)		(10)		(11)		(10)		(10)		(10)
Joshua Gindin, Esq.
Total cash payment	288,137	(6)	1,639,129	(7)	288,137	(6)	5,016,454	(7)(12)	1,639,129	(7)	1,639,129	(7)(4)
Cost of continuation of benefits	—		24,762	(9)	—		24,762	(9)	24,762	(9)	24,762	(9)
Effect on stock awards	(10)		(10)		(11)		(10)		(10)		(10)
Steven Leckerman
Total cash payment	633,658	(6)	3,129,826	(7)	633,658	(6)	9,370,246	(7)(13)	3,129,826	(7)	3,129,826	(7)(4)
Cost of continuation of benefits	—		10,378	(9)	—		10,378	(9)	10,378	(9)	10,378	(9)
Effect on stock awards	(10)		(10)		(11)		(10)		(10)		(10)
Steven Winokur
Total cash payment	438,966	(6)	2,180,686	(7)	438,966	(6)	6,534,986	(7)(14)	2,180,686	(7)	2,180,686	(7)(4)
Cost of continuation of benefits	—		24,762	(9)	—		24,762	(9)	24,762	(9)	24,762	(9)
Effect on stock awards	(10)		(10)		(11)		(10)		(10)		(10)

(1)	Represents amounts payable under his employment agreement, representing accrued but unpaid base salary and annual bonus at December 31, 2007, payable in a lump sum as soon as practicable after termination of employment.

(2)	Represents amounts payable under his employment agreement. Includes $780,766 representing accrued but unpaid base salary and annual bonus at December 31, 2007, payable in a lump sum as soon as practicable after termination of employment and $5,978,838 representing Mr. Barrist’s base salary and target bonus for 3.875 years after termination payable pro rata bi-weekly over 3.875 years form the date of termination of employment. Assumes no base salary increases.
(3)	Includes $7,714,630 payable to Mr. Barrist’s beneficiaries under our Executive Salary Continuation Plan and $6,759,604 payable under Mr. Barrist’s employment agreement (See Footnote 2 regarding the amounts payable under Mr. Barrist’s employment agreement.). The amounts to be paid under the Executive Salary Continuation Plan would be payable to Mr. Barrist’s beneficiaries pro rata bi-weekly over five years from the date of death.
(4)	Each executive’s employment agreement provides that the executive is entitled to reimbursement of excise tax in connection with the termination payments to be made to such executive upon termination of employment in connection with a change in control and any federal, state and local income tax and excise tax imposed on the reimbursed excise tax. Assuming that a change in control involving NCO and the executive’s termination each occurred on December 31, 2007, there would be no tax liability calculated in accordance with Sections 280G and 4999 of the Internal Revenue Code.
(5)	Represents the estimated cost to continue Mr. Barrist’s health and welfare benefits for the remainder of the initial term of his employment agreement following termination of employment, assuming no increase in premiums.
(6)	Represents amounts payable under such executive’s employment agreement, representing accrued but unpaid base salary and annual bonus at December 31, 2007, payable in a lump sum as soon as practicable after termination of employment.
(7)	Represents amounts payable under such executive’s employment agreement. Includes $258,868, $288,137, $633,658 and $438,966 payable to each of Messrs. Schwab, Gindin, Leckerman and Winokur, respectively, representing accrued but unpaid base salary and annual bonus at December 31, 2007, payable in a lump sum as soon as practicable after termination of employment, and $1,194,781 $1,337,567, $2,496,168 and $1,741,720 payable to each of Messrs. Schwab, Gindin, Leckerman and Winokur, respectively, representing base salary and annual bonus for two years after termination payable pro rata bi-weekly over 24 months from the date of termination of employment. Assumes no base salary increases.
(8)	Includes $2,986,953 payable to Mr. Schwab’s beneficiaries under our Executive Salary Continuation Plan and $1,453,649 payable under Mr. Schwab’s employment agreement (See Footnote 7 regarding the amounts payable under Mr. Schwab’s employment agreement.). The amounts to be paid under the Executive Salary Continuation Plan would be payable to Mr. Schwab’s beneficiaries pro rata bi-weekly over five years from the date of death.
(9)	Represents the estimated cost to continue the executive’s health and welfare benefits for two years following termination of employment, assuming no increase in premiums.
(10)	For a 180-day period after termination, we would have had the right to repurchase both the vested and unvested portions of all outstanding restricted stock awards at the following prices: the portion of such award that was (a) vested for their then Fair Market Value; and (b) not vested for the lesser of (i) the Fair Market Value as of the termination date, or (ii) 40 percent of the Fair Market Value as of the date of grant of the restricted shares. As of December 31, 2007, in the case of termination for any reason, other than a Change in Control, 5,185.0591, 5,185.0591, 6,615.4203 and 4,634.9202 restricted shares held by Messrs. Schwab, Gindin, Leckerman and Winokur, respectively, would have been vested, and 19.998.2289, 19.998.2289, 25,541.9817 and 17,876.4009 shares held by Messrs. Schwab, Gindin, Leckerman and Winokur, respectively, would have been unvested. In the case of termination in connection with a Change in Control, 100 percent of the holder’s restricted stock would have become vested upon termination. Accordingly, as of December 31, 2007, Messrs. Schwab, Gindin, Leckerman and Winokur would have held 25,183.288, 25,183.288, 32,130.402 and 22,511.3211 vested shares of our common stock, respectively. In the event that we did not exercise our buyback right described above, at the end of the 180-day buyback period, all of the restricted shares held by each executive would have become vested and such executive would have had the right to retain all of the shares issued to him under our Restricted Share Plan.
(11)

For a 180-day period after termination, we would have had the right to repurchase both the vested and unvested portions of all outstanding restricted stock awards for the lesser of (i) the Fair Market Value as of the termination date, or (ii) 40 percent of the Fair Market Value as of the date of grant of the restricted shares. As of December 31, 2007, in the case of termination for any reason, other than a Change in Control, 5,185.0591, 5,185.0591, 6,615.4203 and 4,634.9202 restricted shares held by Messrs. Schwab,

Gindin, Leckerman and Winokur, respectively, would have been vested, and 19.998.2289, 19.998.2289, 25,541.9817 and 17,876.4009 shares held by Messrs. Schwab, Gindin, Leckerman and Winokur, respectively, would have been unvested. In the event that we did not exercise our buyback right described above, at the end of the 180-day buyback period, all of the restricted shares held by each executive would have become vested and such executive would have had the right to retain all of the shares issued to him under our Restricted Share Plan.

(12)	Includes $3,343,918 payable to Mr. Gindin’s beneficiaries under our Executive Salary Continuation Plan and $1,625,704 payable under Mr. Gindin’s employment agreement (See Footnote 7 regarding the amounts payable under his employment agreement.). The amounts to be paid under the Executive Salary Continuation Plan would be payable to Mr. Gindin’s beneficiaries pro rata bi-weekly over five years from the date of death.
(13)	Includes $6,240,420 payable to Mr. Leckerman’s beneficiaries under our Executive Salary Continuation Plan and $3,129,826 payable under Mr. Leckerman’s employment agreement (See Footnote 7 regarding the amounts payable under his employment agreement.). The amounts to be paid under the Executive Salary Continuation Plan would be payable to Mr. Leckerman’s beneficiaries pro rata bi-weekly over five years from the date of death.
(14)	Includes $4,354,300 payable to Mr. Winokur’s beneficiaries under our Executive Salary Continuation Plan and $2,180,686 payable under Mr. Winokur’s employment agreement (See Footnote 7 regarding the amounts payable under his employment agreement.). The amounts to be paid under the Executive Salary Continuation Plan would be payable to Mr. Winokur’s beneficiaries pro rata bi-weekly over five years from the date of death.

Termination or Change in Control Provisions in Deferred Compensation Plan

In addition to the amounts set forth in the table above, our Deferred Compensation Plan provides that:

•	a participant is 100 percent vested as to amounts deferred by the participant; and

•

any company contributions will be 100 percent vested upon a participant’s having three years of service, termination of employment due to death or disability, reaching age 65 or upon a “change of control” (as defined in the Deferred Compensation Plan) of us.

A participant’s benefits in the Deferred Compensation Plan are payable as soon as practicable following termination of employment or a “change of control” of the Company. Messrs. Barrist, Schwab and Winokur participate in our Deferred Compensation Plan. The following table provides information concerning amounts held (including both participant contributions and company contributions) under our Deferred Compensation Plan for the benefit of our Named Executive Officers as of December 31, 2007:

Name	Aggregate Balance at December 31, 2007
Michael J. Barrist	26,245
John R. Schwab	10,023
Joshua Gindin, Esq.	—
Steven Leckerman	—
Steven L. Winokur	19,860

Director Compensation

Upon consummation of the Transaction in November 2006, our Board was comprised of Michael J. Barrist, James S. Rubin, Daniel J. Selmonosky and Tarek N. Shoeb. In February 2007, Austin A. Adams, Edward A. Kangas and Leo J. Pound were appointed to our Board. As directors not employed by us or affiliated with One Equity Partners, sometimes referred to as “non-employee directors”, for 2007 each of, Messrs. Adams, Kangas and Pound received an annual director fee of $100,000, payable in quarterly installments, plus reimbursement of expenses incurred in attending Board and committee meetings. In addition, Mr. Kangas received an annual fee of $50,000 for his services as lead director and Mr. Pound received an annual fee of $25,000 for his services as chairman of the audit committee, in each case payable in quarterly installments. We offer optional health insurance coverage to non-employee directors and their families under our health insurance plan. In 2007, we paid $15,097 for premiums for coverage for Mr. Pound and his family. In addition, on February 2, 2007, Messrs. Adams, Kangas and Pound were each granted 2,772.70005 restricted shares of our Class A common stock. These restricted shares vest in 25 percent increments beginning on the first anniversary of the date of grant.

The following table sets forth information concerning the compensation of each of our non-employee directors during fiscal 2007.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Austin A. Adams	100,000	6,335	—	106,335
Edward A. Kangas	150,000	6,335	—	156,335
Leo J. Pound	125,000	6,335	15,097	146,432
James S. Rubin	—	—	—	—
Daniel J. Selmonosky	—	—	—	—
Tarek N. Shoeb	—	—	—	—

(1)	Mr. Barrist has been omitted from this table because he received no additional compensation for serving as a director.
(2)	Represents the amounts we recognized in fiscal 2007 for financial statement reporting purposes pursuant to FAS 123R for restricted share awards granted by us in 2007, except that, in accordance with rules of the SEC, any estimate for forfeitures is excluded from and does not reduce, such amounts. The full grant date fair value, under FAS 123R, of restricted stock awarded to each of Messrs. Adams, Kangas, and Pound was $28,000. Generally, the full grant date fair value is the amount we would recognize for financial statement reporting purposes over the award’s vesting schedule. As of December 31, 2007, the number of unvested restricted shares held by each of Messrs. Mr. Adams, Kangas and Pound was 2,772.70005 shares.
(3)	Represents the amount we paid for health insurance on behalf of the director and his family.

Compensation Committee Interlocks and Insider Participation

After the Transaction on November 15, 2006, the Board performed the functions of the compensation committee and in February 2007 the Board appointed Messrs. Adams, Kangas and Shoeb to the Compensation Committee of our Board. In March 2007, Mr. Farmer replaced Mr. Shoeb on the Compensation Committee. No person who served as a member of NCO’s compensation committee after the Transaction was a current or former officer or employee of the NCO or, except as described below with respect to Messrs. Shoeb or Farmer, engaged in certain transactions with NCO required to be disclosed by regulations of the SEC. Additionally, there were no compensation committee “interlocks” after the Transaction, which generally means that no executive officer of NCO served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of NCO’s compensation committee.

Management Agreement. On November 15, 2006, we entered into a ten-year management agreement with One Equity Partners pursuant to which One Equity Partners provides business and organizational strategy and financial advisory services. One Equity Partners is our principal shareholder. Messrs. Rubin, Selmonosky and Shoeb, our directors from 2006 until March 2008, were Managing Directors at One Equity Partners. Of our current directors, Mr. Cashin is Managing Partner of One Equity Partners and Messrs. Cohen and Farmer are Managing Directors at One Equity Partners. Pursuant to the management agreement, we pay One Equity Partners $3.0 million per annum plus reimbursement of expenses. In addition, at the closing of the Transaction, we paid One Equity Partners a transaction fee of $18.8 million. We do not know and cannot determine the approximate dollar value of the interest of each of Messrs. Rubin, Selmonosky, Shoeb, Cashin, Cohen and Farmer in the management fees and transaction fee that we paid to One Equity Partners. We do not separately compensate One Equity Partners or its designated representatives on our Board of Directors for their services as directors, but One Equity Partners may receive fees in connection with its role in specific transactions in the future.

Systems & Services Technologies, Inc. In January 2008, we acquired Systems & Services Technologies, Inc. (“SST”), a leading third-party consumer receivable servicer, for $13.4 million consisting of a cash payment of $8.1 million and the issuance of 22,484.2106 shares of our Series A 14% PIK Preferred Stock, referred to as Series A Preferred Stock, plus a potential $10.0 million earn-out payment, subject to certain post-closing adjustments. SST was a wholly owned subsidiary of JPMorgan Chase Bank, National Association. JPMorgan Chase Bank, National Association is an affiliate of One Equity Partners.

Additional Equity Investment by Certain Stockholders and Management. On February 29, 2008, we sold a total of 802,261.516 shares of our Series A Preferred Stock, 37,738.484 shares of our Class L Common Stock and 1,012,261.516 shares of our Class A Common Stock in a private placement to certain of our existing stockholders, including members of management. The offering price per share was $237.50 per share of Series A Preferred Stock, $247.50 per share of Class L Common Sock and $10.00 per share of Class A Common Stock, which were the same prices at which we sold our equity as part of the financing of the Transaction in 2006. The aggregate cash purchase price was $210.0 million, and such proceeds were used to fund a portion of the OSI acquisition completed on February 29, 2008.

Set forth below is information concerning those stockholders that purchased more than $120,000 of our securities in the February 2008 private placement:

Purchaser	Shares of Company Series A Preferred Stock	Shares of Company Class L Common Stock	Shares of Company Class A Common Stock	Cash Purchase Price
One Equity Partners II, L.P.	802,261.516		1,002,826.895	$200,565,379
OEP II Co-Investors,L.P.		16,479.608	4,119.902	4,119,902
OEP II Partners Co. Invest, L.P.		16,858.876	4,214.719	4,214,719
Barrist Family Foundation(1)		4,000.000	1,000.000	1,000,000

(1)	The Barrist Family Foundation is a charitable trust of which Mr. Barrist is a co-trustee.

Registration Rights Agreement. In connection with the Transaction, on November 15, 2006, we also entered into customary registration rights agreements with the placement agents of the original notes, for the benefit of the holders of the original notes. The registration rights agreements provide that so long as J.P. Morgan Securities Inc. proposes to make a market in the notes as part of its business in the ordinary course, we must, within certain time periods, file a market making registration statement and, subject to certain exceptions, keep the related prospectus current in order to enable J.P. Morgan Securities Inc. to continue its market making activities with respect to the notes.

Other Arrangements. One Equity Partners is an affiliate of JP Morgan Chase & Co., referred to as JPM, and JPM is a client of ours. For the year ended December 31, 2007, we received fees for providing services to JPM of $10.0 million. At December 31, 2007, we had accounts receivable of $138,000 due from JPM.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2007:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	206,019	—	14,036
Equity compensation plans not approved by security holders	—	—	—

Total	206,019	—	14,036

(1)	Represents restricted share awards. These awards are issuable without the payment of any cash consideration by the holder.

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes the beneficial ownership of our voting common stock as of March 28, 2008 for:

•	each person who we know beneficially owns more than 5 percent of our common stock;

•	each director

•	each of the Named Executive Officers who appears in the 2006 Summary Compensation Table; and

•	all directors and executive officers as a group.

As of March 28, 2008, there were 2,961,829 shares of Class A common stock and 401,694 shares of Class L common stock outstanding.

	Shares Beneficially Owned (1)
Name of Beneficial Owner	Number of Class L Common Stock	Percent of Class L Common Stock	Number of Class A Common Stock	Percent of Class A Common Stock	Percent of Combined Class L and Class A Common Stock
One Equity Partners II, L.P, OEP II Co-Investors, L.P. OEP II Partners Co-Invest, L.P. OEP General Partners II, L.P. OEP Co-Investors Management II, Ltd. OEP II Partners Co-Invest, G.P., Ltd. OEP Holding Corporation c/o One Equity Partners 320 Park Avenue, 18th Floor New York, NY 10022 (2)	129,294	32.2%	2,560,206	86.4%	80.0%
Citigroup Capital Partners II 2006 Citigroup Investment, L.P., Citigroup Capital Partners II Employee Master Fund, L.P. Citigroup Capital Partners II Onshore, L.P. Citigroup Capital Partners II Cayman Holdings, L.P. c/o Citigroup Private Equity 388 Greenwich Street 32nd Floor New York, NY 10013 (3)	160,000	39.8%	40,000	1.4%	5.9%
Helzberg Angrist Investors I, LLC (4)	20,000	5.0%	5,000	*	*
Michael J. Barrist (5)	67,262	16.7%	37,241	1.3%	3.1%
Austin A. Adams	—	—	4,054	*	*
Edward A. Kangas	—	—	4,054	*	*
Leo J. Pound	—	—	4,054	*	*
Richard M. Cashin Jr. (2) (6)	129,294	32.2%	2,560,206	86.4%	80.0%
David M. Cohen (2) (7)	129,294	32.2%	2,560,206	86.4%	80.0%
Colin M. Farmer (2) (8)	129,294	32.2%	2,560,206	86.4%	80.0%
John R. Schwab	460	*	37,034	1.3%	1.1%
Joshua Gindin, Esq. (9)	26,220	6.5%	43,627	1.5%	2.1%
Steven Leckerman	1,720	*	47,813	1.6%	1.5%
Steven L. Winokur (10)	17,818	4.4%	37,620	1.3%	1.6%
All directors and executive officers as a group (13 persons) (11)	90,800	22.6%	282,120	9.5%	11.1%

*	Less than one percent.
(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, include securities as to which the person has or shares voting or investment power. Shares of NCO voting common stock which a person has the right to acquire within 60 days of May 31, 2007 are deemed outstanding for computing the share ownership and percentage ownership of the person having such right, but are not deemed outstanding for computing the percentage of any other person. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities. Fractional shares are rounded to the nearest whole share.

(2)	Includes 2,527,882 shares of Class A common stock owned by One Equity Partners II, L.P. (“OEP II”), 44,930 shares of Class L common stock and 11,233 shares of Class A common stock owned by OEP II Co-Investors, L.P. (“OEP II Co”) and 84,364 shares of Class L common stock and 21,091 shares of Class A common stock owned by OEP II Partners Co-Invest, L.P. (“OEP II Partners” and collectively with OEP II and OEP II Co, “OEP”). The general partner of OEP II is OEP General Partners II, L.P. (“OEP General”). The general partner of OEP General is OEP Holding Corporation (“OEP Holding”). The general partner of OEP II Co is OEP Co-Investors Management II, Ltd. (“OEP Co-Investors”). The general partner of OEP II Partners is OEP II Partners Co-Invest G.P., Ltd. (“OEP II Partners GP”). Mr. Cashin is managing partner of OEP and Messrs. Cohen and Farmer are managing directors of OEP Holding, OEP Co-Investors and OEP II Partners GP. Messrs. Cashin, Cohen and Farmer may be deemed to beneficially own these shares, but disclaim beneficial ownership of such shares except to the extent of their respective pecuniary interest therein.
(3)	Includes 48,992 shares of Class L common stock and 12,248 shares of Class A common stock held by Citigroup Capital Partners II 2006 Citigroup Investment, L.P., 55,032 shares of Class L common stock and 13,758 shares of Class A common stock held by Citigroup Capital Partners II Employee Master Fund, L.P., 24,845 shares of Class L common stock and 6,211 shares of Class A common stock held by Citigroup Capital Partners II Onshore, L.P. and 31,131 shares of Class L common stock and 7,783 shares of Class A common stock held by Citigroup Capital Partners II Cayman Holdings, L.P. Citigroup Private Equity LP is the general partner of Citigroup Capital Partners II 2006 Citigroup Investment, L.P., Citigroup Capital Partners II Employee Master Fund, L.P., Citigroup Capital Partners II Onshore, L.P. and Citigroup Partners II Cayman Holdings, L.P.
(4)	All shares of Class L common stock and Class A common stock are held by Helzberg Angrist Investors, I, LLC. Helzberg Angrist Capital, LLC is the manager of Helzberg Angrist Investors I, LLC.
(5)	Includes: (i) 5,414 shares of Class L common stock and 1,353 shares of Class A common stock owned by Mrs. Annette Barrist which Mr. Barrist has the sole right to vote pursuant to an irrevocable proxy and for which he shares dispositive power with her; (ii) 8,442 shares of Class L common stock and 2,111 shares of Class A common stock held in trust for the benefit of members of Mrs. Annette Barrist’s or Mr. Barrist’s family for which Mr. Barrist is a co-trustee and (iii) 4,000 shares of Class L common stock and 1,000 shares of Class A common stock held by the Barrist Family Foundation a charitable trust, for which Mr. Barrist is co-trustee. Excludes 16,738 shares of Class L common stock and 4,184 shares of Class A common stock held in trust for the benefit of Mr. Barrist’s children, as to all of which shares Mr. Barrist disclaims beneficial ownership. Mrs. Annette Barrist is the mother of Michael J. Barrist. Mr. Barrist’s address is c/o NCO Group, Inc., 507 Prudential Road, Horsham, Pennsylvania 19044.
(6)	Mr. Cashin, our director, was designated by OEP. Mr. Cashin is managing partner at OEP Holding, the general partner of OEP II General, the general partner of OEP II, and is a managing director of OEP Co-Investors and OEP II Partners GP. Amounts disclosed for Mr. Cashin are also included above in footnote 2. Mr. Cashin disclaims beneficial ownership of any shares beneficially owned by OEP, except to the extent of his pecuniary interest.
(7)	Mr. Cohen, our director, was designated by OEP. Mr. Cohen is a managing director at OEP Holding, the general partner of OEP II General, the general partner of OEP II, and is a managing director of OEP Co-Investors and OEP II Partners GP. Amounts disclosed for Mr. Cohen are also included above in footnote 2. Mr. Cohen disclaims beneficial ownership of any shares beneficially owned by OEP, except to the extent of his pecuniary interest.
(8)	Mr. Farmer, our director, was designated by OEP. Mr. Farmer is a managing director at OEP Holding, the general partner of OEP II General, the general partner of OEP II, and is a managing director of OEP Co-Investors and OEP II Partners GP. Amounts disclosed for Mr. Farmer are also included above in footnote 2. Mr. Farmer disclaims beneficial ownership of any shares beneficially owned by OEP, except to the extent of his pecuniary interest.
(9)	Includes: (i) 16,738 shares of Class L common stock and 4,184 shares of Class A common stock held in trust for the benefit of Mr. Barrist’s children for which Mr. Gindin is co-trustee and (ii) 8,442 shares of Class L common stock and 2,111 shares of Class A common stock held in trust for the benefit of members of Mrs. Annette Barrist or Mr. Barrist’s family for which Mr. Gindin is co-trustee. Mr. Gindin’s address is c/o NCO Group, Inc., 507 Prudential Road, Horsham, Pennsylvania 19044.
(10)	Includes 16,738 shares of Class L common stock and 4,184 shares of Class A common stock held in trust for the benefit of Mr. Barrist’s children for which Mr. Winokur is a co-trustee.
(11)	Excludes 129,294 shares of Class L common stock and 2,560,206 shares of Class A common stock described in footnote 2.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policy with Respect to Approval of Related Party Transactions

Under its charter, our Audit Committee is responsible for reviewing and approving the terms and conditions of all transactions between us and any employee, officer, director and certain of their family members and other related persons required to be reported under Item 404 of SEC Regulation S-K. In practice, related party transactions are reviewed and approved by directors that do not have a direct or indirect interest in such transaction. We have not adopted written policies and procedures with respect to the approval of related party transactions. Generally, under the agreements governing our outstanding notes and bank indebtedness, we are prohibited from entering into transactions with affiliates except upon terms that, taken as a whole, are materially not less favorable to us than could be obtained, at the time of such transaction, in a comparable arm’s-length transaction with a person that is not such an affiliate.

Management Agreement

On November 15, 2006, we entered into a ten-year management agreement with One Equity Partners pursuant to which One Equity Partners provides business and organizational strategy and financial advisory services. One Equity Partners is our principal shareholder. Messrs. Rubin, Selmonosky and Shoeb, our directors from 2006 until March 2008, were Managing Directors at One Equity Partners. Of our current directors, Mr. Cashin is Managing Partner of One Equity partners and Messrs. Cohen and Farmer are Managing Directors of One Equity Partners. Pursuant to the management agreement, we pay One Equity Partners $3.0 million per annum plus reimbursement of expenses. In addition, at the closing of the Transaction, we paid One Equity Partners a transaction fee of $18.8 million. We do not know, and cannot determine, the approximate dollar value of the interest of each of Messrs. Rubin, Selmonosky, Shoeb, Cashin, Cohen and Farmer in the management fees and transaction fee that we paid to One Equity partners. We do not separately compensate One Equity Partners or its designated representatives on our Board of Directors for their services as directors, but One Equity Partners may receive fees in connection with its role in specific transactions in the future.

Registration Rights Agreement

In connection with the Transaction, on November 15, 2006, we also entered into customary registration rights agreements with the placement agents of the original notes, for the benefit of the holders of the original notes. The registration rights agreements provide that so long as J.P. Morgan Securities Inc. proposes to make a market in the notes as part of its business in the ordinary course, we must, within certain time periods, file a market making registration statement and, subject to certain exceptions, keep the related prospectus current in order to enable J.P. Morgan Securities Inc. to continue its market making activities with respect to the notes.

Systems & Services Technologies, Inc.

In January 2008, we acquired Systems & Services Technologies, Inc. (“SST”), a leading third-party consumer receivable servicer, for $13.4 million consisting of a cash payment of $8.1 million and the issuance of 22,484.2106 shares of our Series A Preferred Stock, plus a potential $10.0 million earn-out payment, subject to certain post-closing adjustments. SST was a wholly owned subsidiary of JPMorgan Chase Bank, National Association. JPMorgan Chase Bank, National Association is an affiliate of One Equity Partners.

Additional Equity Investment by Certain Stockholders and Management

On February 29, 2008, we sold a total of 802,261.516 shares of our Series A Preferred Stock, 37,738.484 shares of our Class L Common Stock and 1,012,261.516 shares of our Class A Common Stock in a private placement to certain of our existing stockholders, including members of management. The offering price per share was $237.50 per share of Series A Preferred Stock, $247.50 per share of Class L Common Sock and $10.00 per share of Class A Common Stock, which were the same prices at which we sold our equity as part of the financing of the Transaction in 2006. The aggregate cash purchase price was $210.0 million, and such proceeds were used to fund a portion of the OSI acquisition completed on February 29, 2008.

Set forth below is information concerning those stockholders that purchased more than $120,000 of our securities in the February 2008 private placement:

Purchaser	Shares of Company Series A Preferred Stock	Shares of Company Class L Common Stock	Shares of Company Class A Common Stock	Cash Purchase Price
One Equity Partners II, L.P.	802,261.516		1,002,826.895	$200,565,379
OEP II Co-Investors,L.P.		16,479.608	4,119.902	$4,119,902
OEP II Partners Co. Invest, L.P.		16,858.876	4,214.719	$4,214,719
Barrist Family Foundation(1)		4,000.000	1,000.000	$1,000,000

(1)	The Barrist Family Foundation is a charitable trust of which Mr. Barrist is a co-trustee.

Transactions with Certain Clients

One Equity Partners is an affiliate of JP Morgan Chase & Co., referred to as JPM, and JPM is a client of ours. For the year ended December 31, 2007, we received fees for providing services to JPM of $10.0 million At December 31, 2007, we had accounts receivable of $138,000 due from JPM.

Additionally, affiliates of Citigroup are investors in us, and Citigroup is a client of ours. For the year ended December 31, 2007, we received fees for providing services to Citigroup of $33.5 million. At December 31, 2007, we had accounts receivable of $1.9 million due from Citigroup. During the year ended December 31, 2007, we purchased accounts receivable with a face value of $135.2 million for a purchase price of $3.8 million from an affiliate of Citigroup.

Employment of Related Persons

We employ Brett Leckerman as a general manager of one of our collection units. Mr. Leckerman is the son of Steven Leckerman, an executive officer of ours. Mr. Leckerman received salary and bonus totaling $133,067 in 2007. Mr. Brett Leckerman also received an automobile allowance in 2007. We believe that the compensation paid to Mr. Brett Leckerman was comparable with compensation paid to other employees with similar levels of responsibility and years of service.

Independence of the Board of Directors

Because our common stock is not listed on any national securities exchange or inter-dealer quotation system, we are not required to comply with the listing standards of such exchanges or quotation systems that require that a majority of an issuer’s directors be independent.

In evaluating the independence of our directors, we use the definition of independence contained in the listing standards of The NASDAQ Stock Market LLC, referred to as Nasdaq, the national securities exchange upon which our common stock was listed prior to the Transaction. Though not formally considered by our Board given that our securities are not registered or traded on any national securities exchange, based upon the listing standards of Nasdaq, we believe that Messrs. Adams, Kangas and Pound are independent. In making this determination, we considered the fact that in fiscal 2006 we purchased a large portfolio of accounts from Tenet Healthcare Corporation in the ordinary course of business on non-preferential terms and conditions. Mr. Kangas is a director of Tenet Healthcare Corporation.

Under applicable Nasdaq listing standards, a majority of the members of a company’s board of directors must qualify as “independent,” unless the company is a controlled company. A controlled company is a company in which more than 50 percent of the voting power is held by an individual, group or other company. We would qualify as a controlled company because OEP owns approximately 83.1 percent of our voting common stock, and, as such, would not be required to have a majority of the members of our Board be independent.

Our Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The current members of the Audit Committee are Messrs. Adams, Kangas, Pound and Cohen. The current members of the Compensation Committee are Messrs. Adams, Kangas and Farmer. The current members of Nominating and Corporate Governance Committee are Messrs. Adams, Pound and Farmer. Though not formally considered by our Board given that our securities are not registered or traded on any national securities exchange, based upon the listing standards of Nasdaq, we believe that each current member of the Audit Committee, other than Mr. Cohen, the Compensation Committee, other than Mr. Farmer, and the Nominating and Corporate Governance Committee, other than Mr. Farmer is independent.

Item 14.	Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The aggregate fees for professional services rendered to us by PricewaterhouseCoopers LLP, our current independent registered public accounting firm, as of or for fiscal 2007, and for services rendered to us by Ernst & Young LLP, our former independent registered public accounting firm, as of or for fiscal 2006 were as follows:

Services Rendered (1)	Fiscal 2007	Fiscal 2006
Audit fees	$2,000,000	$3,265,000

Audit-Related fees	$262,000	$259,000

Tax fees	$298,000	$165,000

All other fees	$4,500	$—

(1)	The aggregate fees included in Audit Fees are fees billed for the fiscal year. The aggregate fees included in each of the other categories are fees billed in the fiscal year.

Audit Fees. The audit fees for fiscal 2007 include fees for professional services rendered for the audit of the Company’s consolidated financial statements, review of the interim consolidated financial statements included in quarterly reports, and services that generally only the independent registered public accounting firm can reasonably provide, such as statutory audits, consents and assistance with and review of documents filed with the SEC. The audit fees for fiscal 2006 included fees for the audit of the 2006 annual financial statements, consultation concerning financial accounting and reporting standards, review of 2006 quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, comfort letters, consents and assistance with and review of company documents filed with the SEC.

Audit-Related Fees. The audit-related fees for fiscal 2007 and 2006 include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards. Audit-related fees for fiscal 2007 also include fees for SAS 70 engagements.

Tax Fees. Tax fees for fiscal 2007 and 2006 include fees for services related to tax compliance, and tax planning and advice including tax assistance with tax audits. These services include assistance regarding federal and state tax compliance and advice, review of tax returns, and federal and state tax planning.

The Audit Committee has considered and determined that the services provided by PricewaterhouseCoopers LLP are compatible with PricewaterhouseCoopers LLP maintaining its independence.

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by PricewaterhouseCoopers LLP. The policy provides for pre-approval by the Audit Committee, or the Chairman of the Audit Committee, of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before PricewaterhouseCoopers LLP is engaged to perform it. The Audit Committee pre-approved all of the audit and non-audit services provided to the Company by PricewaterhouseCoopers LLP in fiscal 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1. List of Consolidated Financial Statements. The consolidated financial statements and the accompanying notes of NCO Group, Inc., have been included in this Report on Form 10-K beginning on page F-1:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the year ended December 31, 2007 (Successor), for the period from July 13, 2006 through December 31, 2006 (Successor), for the period from January 1, 2006 through November 15, 2006 (Predecessor) and for the year ended December 31, 2005 (Predecessor)

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2007 (Successor), for the period from July 13, 2006 through December 31, 2006 (Successor), for the period from January 1, 2006 through November 15, 2006 (Predecessor) and for the year ended December 31, 2005 (Predecessor)

Consolidated Statements of Cash Flows for the year ended December 31, 2007 (Successor), for the period from July 13, 2006 through December 31, 2006 (Successor), for the period from January 1, 2006 through November 15, 2006 (Predecessor) and for the year ended December 31, 2005 (Predecessor)

Notes to Consolidated Financial Statements

2. All financial statement schedules are omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the respective financial statements or notes thereto contained herein.

3. List of Exhibits filed in accordance with Item 601 of Regulation S-K. The warranties, representations and covenants contained in the agreements, documents and other instruments included or incorporated by reference herein or which appear as exhibits hereto should not be relied upon by buyers, sellers or holders of the company’s securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreements, documents and other instruments. The following exhibits are incorporated by reference in, or filed with, this Report on Form 10-K. Management contracts and compensatory plans, contracts and arrangements are indicated by “*”:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of July 21, 2006, by and among Collect Holdings, Inc., Collect Acquisition Corp. and NCO Group, Inc. (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K filed on July 25, 2006 (SEC File Number 000-21639)) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

2.2	Agreement and Plan of Merger, dated as of February 27, 2007, by and between NCO Group, Inc. and Collect Holdings, Inc. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

Exhibit No.	Description
2.3	Purchase Agreement, dated as of July 6, 2005, by and among NCOP Capital Resource, LLC and Risk Management Alternatives Parent Corp. and Risk Management Alternatives Holdings, Inc., Risk Management Alternatives International Limited, Resource Recovery Consultants, Inc., RMA Intermediate Holdings Corporation, RMA Management Services, Inc., Risk Management Alternatives International Corp. Canada, National Revenue Corporation, Risk Management Alternatives, Inc., Risk Management Alternatives Portfolio Services, LLC, RMA Holdings LLC, Purchased Paper LLC and Risk Management Alternatives Solutions LLC (collectively, the “RMA Seller Parties”) (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K filed on September 16, 2005 (SEC File Number 000-21639))

2.4	First Amendment and Acknowledgement to Purchase Agreement, by and among NCOP Capital Resource, LLC and RMA Seller Parties, dated as of August 23, 2005 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K filed on September 16, 2005 (SEC File Number 000-21639))

2.5	Second Amendment and Acknowledgement to Purchase Agreement, by and among NCOP Capital Resource, LLC and RMA Seller Parties, dated as of August 31, 2005 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K filed on September 16, 2005 (SEC File Number 000-21639))

2.6	Guarantee, dated as of July 6, 2005, by NCO Group, Inc. in favor of and for the benefit of Risk Management Alternatives Parent Corp. (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 14, 2005 (SEC File Number 000-21639))

2.7	Agreement and Plan of Merger by and among Outsourcing Solutions Inc., NCO Group, Inc. and NCO Acquisition Sub, Inc. dated as of December 11, 2007.

3.1	Amended and Restated Certificate of Incorporation of NCO Group, Inc., as amended

3.2	Amended and Restated Bylaws of NCO Group, Inc. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.1	Indenture, dated as of November 15, 2006, among NCO Group, Inc., the Guarantors signatory thereto and The Bank of New York, as Trustee, with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.2	Indenture, dated as of November 15, 2006, among NCO Group, Inc., the Guarantors signatory thereto and The Bank of New York, as Trustee, with respect to the 11.875% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

Exhibit No.	Description
4.3	Supplemental Indenture, dated as of November 15, 2006, among NCO Group, Inc. and The Bank of New York, as Trustee, with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.4	Supplemental Indenture, dated as of November 15, 2006, among NCO Group, Inc. and The Bank of New York, as Trustee, with respect to the 11.875% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.5	Second Supplemental Indenture, dated as of February 27, 2007, among NCO Group, Inc. and The Bank of New York, as Trustee, with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.6	Second Supplemental Indenture, dated as of February 27, 2007, among NCO Group, Inc. and The Bank of New York, as Trustee, with respect to the 11.875% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.7	Third Supplemental Indenture, dated as of February 27, 2007, among Collect Holdings, Inc. and The Bank of New York, as Trustee, with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.8	Third Supplemental Indenture, dated as of February 27, 2007, among Collect Holdings, Inc. and The Bank of New York, as Trustee, with respect to the 11.875% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.9	Registration Rights Agreement, dated as of November 15, 2006, among NCO Group, Inc., the Guarantors signatory thereto and Morgan Stanley & Co. Incorporation, J.P. Morgan Securities Inc. and Banc of America Securities LLP with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.10	Registration Rights Agreement, dated as of November 15, 2006, among NCO Group, Inc., the Guarantors signatory thereto and Morgan Stanley & Co. Incorporation, J.P. Morgan Securities Inc. and Banc of America Securities LLP with respect to the 11.875% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

Exhibit No.	Description
4.11	Form of 144A and Regulation S Floating Rate Senior Notes due 2013 (contained in Exhibit 4.1) (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.12	Form of 144A and Regulation S 11.875% Senior Subordinated Notes due 2014 (contained in Exhibit 4.2) (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.13	144A Notation of Senior Guarantee by the Guarantors named therein, with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.14	Regulation S Notation of Senior Guarantee by the Guarantors named therein, with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.15	144A Notation of Senior Subordinated Guarantee by the Guarantors named therein, with respect to the 11.875% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.16	Regulation S Notation of Senior Subordinated Guarantee by the Guarantors named therein, with respect to the 11.875% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.17	Registration Rights Agreement, dated as of November 15, 2006, among Collect Holdings, Inc., One Equity Partners II, L.P., OEP II Partners Co-Investors, L.P., OEP II Partners Co-Invest, L.P., Michael Barrist and the other non-OEP Investors named therein (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.18	Fourth Supplemental Indenture, dated as of July 11, 2007, among NCO Group, Inc., NCOP IX, LLC and The Bank of New York, as Trustee, with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4/A (333-144067) filed on July 13, 2007)

4.19	Fourth Supplemental Indenture, dated as of July 11, 2007, among NCO Group, Inc., NCOP IX, LLC and The Bank of New York, as Trustee, with respect to the 11.875% Senior Subordinated Notes due 2014 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4/A (333-144067) filed on July 13, 2007)

4.20	Form of Exchange Floating Rate Senior Note due 2013 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4/A (333-144067) filed on July 13, 2007)

Exhibit No.	Description
4.21	Form of Exchange 11.875% Senior Subordinated Note due 2014 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4/A (333-144067) filed on July 13, 2007)

10.1	Credit Agreement, dated as of November 15, 2006, among NCO Group, Inc. (as survivor of the merger with Collect Acquisition Corp.), NCO Financial Systems, Inc., the Subsidiary Guarantors, the Lenders and agents named therein and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

10.2	Security Agreement, dated November 15, 2006, made by Collect Acquisition Corp., NCO Financial Systems, Inc., Collect Holdings, Inc., the Subsidiary Guarantors and the Other Grantors Identified Therein, to Morgan Stanley & Co. Incorporated, as Collateral Agent (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

10.3	Intellectual Property Security Agreement, dated November 15, 2006, made by Collect Acquisition Corp., NCO Financial Systems, Inc., Collect Holdings, Inc., NCO Group, Inc. and the Subsidiary Guarantors in favor of Morgan Stanley & Co. Incorporated, as Collateral Agent (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

10.4	Stockholders Agreement, dated as of November 15, 2006, among Collect Holdings, Inc., One Equity Partners II, L.P., OEP II Co-Investors, L.P., OEP II Partners Co-Invest, L.P., Michael Barrist, and the Rollover Investors, Management Investors and Institutional Investors named therein (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

*10.5	Collect Holdings, Inc. Restricted Share Plan (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

*10.6	First Amendment to the NCO Group, Inc. Restricted Share Plan (f/k/a Collect Holdings, Inc. Restricted Share Plan) (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

*10.7	Form of Award Agreement pursuant to the NCO Group, Inc. Restricted Share Plan (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

Exhibit No.	Description
*10.8	Employment Agreement, dated as of November 15, 2006, between NCO Group, Inc. and Michael J. Barrist (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

*10.9	Employment Agreement, dated as of November 15, 2006, between NCO Group, Inc. and Stephen W. Elliott (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

*10.10	Employment Agreement, dated as of November 15, 2006, between NCO Group, Inc. and Joshua Gindin (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

*10.11	Employment Agreement, dated as of November 15, 2006, between NCO Group, Inc. and Steven Leckerman, including the First Amendment to Employment Agreement dated June 14, 2007 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

*10.12	Employment Agreement, dated as of November 15, 2006, between NCO Group, Inc. and John R. Schwab (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

*10.13	Employment Agreement, dated as of November 15, 2006, between NCO Group, Inc. and Steven L. Winokur (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

10.14	Management Agreement, dated as of November 15, 2006, between One Equity Partners II, L.P. and Collect Holdings, Inc. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

10.15	Rollover Agreement, dated as of July 21, 2006, between Collect Holdings, Inc. and Michael Barrist (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits).

10.16	Joinder and Amendment to Rollover Agreement, dated November 15, 2006, among Michael Barrist, Michael and Natalie Barrist Trust, Annette H. Barrist and the Annette H. Barrist Trust (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

10.17	Irrevocable Proxy Agreement by and between Michael J. Barrist and Annette H. Barrist (incorporated by reference to the exhibits filed with NCO Group, Inc.’s and Michael J. Barrist’s Rule 13e-3 Transaction Statement on Schedule 13e-3 (Amendment No. 1) filed on September 22, 2006)

Exhibit No.	Description
10.18	Executive Salary Continuation Agreement (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ending March 31, 1998 (File No. 0-21639), filed on May 4, 1998)

10.19	Amended and Restated Note Receivable, dated April 1, 2002, from TRC Holdings, Inc. for the principal amount of $11.25 million, as payment of the purchase price for the acquisition of certain assets of NCO Teleservices, Inc. (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 15, 2004 (SEC File Number 000-21639))

*10.20	Executive Deferred Compensation Plan Basic Document (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K filed on January 6, 2005 (SEC File Number 000-21639))

*10.21	Executive Deferred Compensation Plan Adoption Agreement (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K filed on January 6, 2005 (SEC File Number 000-21639))

*10.22	Rabbi Trust Agreement with Putnam Fiduciary Trust Company (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K filed on January 6, 2005 (SEC File Number 000-21639))

*10.23	Summary of Director and Named Executive Officer Compensation Arrangements

10.24	Credit Agreement, dated as of November 26, 2002, by and among NCOP Capital, Inc. as Borrower and CFSC Capital Corp. XXXIV as Lender (incorporated by reference to Exhibit 10.48 to NCO Portfolio Management, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 13, 2003 (SEC File Number 000-32403))

10.25	Second Amendment to Credit Agreement, dated as of June 30, 2005, by and among NCOP Capital, Inc. as Borrower and CFSC Capital Corp. XXXIV as Lender (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 14, 2005 (SEC File Number 000-21639))

10.26	Fee Letter Agreement, dated November 15, 2006, between One Equity Partners II, L.P., Collect Holdings, Inc. and Collect Acquisition Corp. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

10.27	Stock Subscription Agreement, dated as of November 14, 2006, by and among Collect Holdings, Inc., One Equity Partners II, L.P., OEP II Co-Investors, L.P. and OEP II Partners Co-Invest, L.P. and several other individuals and entities listed on the signature page (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits)

Exhibit No.	Description
10.28	Stock Subscription Agreement, dated as of November 15, 2006, by and among Collect Holdings, Inc. and the several individuals listed on the signature page (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits)

10.29	Credit Agreement between NCOP Capital III, LLC and CVI GVF FINCO, LLC dated as of August 31, 2007. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (file no. 333-144067, 333-144068), filed on November 14, 2007)

10.30	Credit Agreement between NCOP Capital IV, LLC and CVI GVF FINCO, LLC dated as of August 31, 2007. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (file no. 333-144067, 333-144068), filed on November 14, 2007)

10.31	Second Amended and Restated Exclusivity Agreement dated as of August 31, 2007 among NCOP Lakes, Inc., NCO Financial Systems, Inc., NCO Portfolio Management, Inc., NCO Group, Inc., NCOP Capital, Inc., NCOP Capital I, LLC, NCOP-CF II, LLC, NCOP/CF, LLC, NCOP Capital III, LLC, NCOP Capital IV, LLC, CARVAL INVESTORS, LLC and CVI GVF FINCO, LLC. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (file no. 333-144067, 333-144068), filed on November 14, 2007)

10.32	Limited Liability Company Agreement of NCOP/CF II, LLC dated as of August 31, 2007 between NCOP Nevada Holdings, Inc. and CVI GVF FINCO, LLC. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (file no. 333-144067, 333-144068))

10.33	First Amended to Credit Agreement dated as of February 8, 2008 by and among NCO Group, Inc., NCO Financial Systems, Inc., certain guarantors, Citizens Bank of Pennsylvania, and RBS Securities Corporation d/b/a RBS Greenwich Capital, as lead arranger and bookrunner, and the Lenders

10.34	Security Agreement Supplement dated as of February 29, 2008 made by NCO Group, Inc., NCO Financial Systems, Inc., the Subsidiary Guarantors and the Other Grantors identified therein to Citizens Bank of Pennsylvania, as the Collateral Agent and Administrative Agent ( NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

10.35	Intellectual Property Security Agreement, dated February 29, 2008, made by the persons listed on the signature pages in favor of Citizens Bank of Pennsylvania, as the Collateral Agent (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

Exhibit No.	Description
10.36	Subscription Agreement dated as of February 27, 2008 by and among NCO Group, Inc., One Equity Partners II, L.P., OEP II Co-Investors, EP II Partners Co-Invest L.P. and several other individuals and entities listed on the signature pages thereto

12	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) promulgated under the Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCO GROUP, INC.

Date: March 31, 2008	By:	/s/ Michael J. Barrist
Michael J. Barrist, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s/ Michael J. Barrist	Chairman of the Board, President and	March 31, 2008
Michael J. Barrist	Chief Executive Officer (Principal Executive Officer)

/s/ John R. Schwab	Executive Vice President, Finance,	March 31, 2008
John R. Schwab	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Austin Adams	Director	March 31, 2008
Austin Adams

/s/ Edward Kangas	Director	March 31, 2008
Edward Kangas

/s/ Leo J. Pound	Director	March 31, 2008
Leo J. Pound

/s/ Richard M. Cashin, Jr.	Director	March 31, 2008
Richard M. Cashin, Jr.

/s/ David M. Cohen	Director	March 31, 2008
David M. Cohen

/s/ Colin M. Farmer	Director	March 31, 2008
Colin M. Farmer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-5

Consolidated Statements of Operations for the year ended December 31, 2007 (Successor), for the period from July 13, 2006 through December 31, 2006 (Successor), for the period from January  1, 2006 through November 15, 2006 (Predecessor)and for the year ended December 31, 2005 (Predecessor)

F-6

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2007 (Successor), for the period from July 13, 2006 through December 31, 2006 (Successor), for the period from January  1, 2006 through November 15, 2006 (Predecessor) and for the year ended December 31, 2005 (Predecessor)

F-7

Consolidated Statements of Cash Flows for the year ended December 31, 2007 (Successor), for the period from July 13, 2006 through December 31, 2006 (Successor), for the period from January  1, 2006 through November 15, 2006 (Predecessor) and for the year ended December 31, 2005 (Predecessor)

F-8

Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of NCO Group, Inc:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of NCO Group, Inc and its subsidiaries at December 31, 2007 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 31, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

NCO Group, Inc.:

We have audited the accompanying consolidated balance sheet of NCO Group, Inc. (formerly known as Collect Holdings, Inc.) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period July 13, 2006 (date of inception) to December 31, 2006 (Successor Period). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCO Group, Inc. (formerly known as Collect Holdings, Inc.) at December 31, 2006, and the consolidated results of its operations and its cash flows for the period July 13, 2006 (date of inception) to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

May 8, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

NCO Group, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005 and for the period from January 1, 2006 to November 15, 2006 (collectively the Predecessor Period) of NCO Group, Inc. (as predecessor to Collect Holdings, Inc.). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of NCO Group, Inc. (as predecessor to Collect Holdings, Inc.) for the year ended December 31, 2005 and for the period from January 1, 2006 to November 15, 2006 (collectively the Predecessor Period), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, on January 1, 2006.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

May 8, 2007

NCO GROUP, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$27,136	$13,899
Accounts receivable, trade, net of allowance for doubtful accounts of $3,137 and $—, respectively	153,929	143,933
Purchased accounts receivable, current portion, net of allowance for impairment of $24,962 and $—, respectively	72,617	147,303
Deferred income taxes	16,451	9,646
Prepaid expenses and other current assets	31,470	29,580

Total current assets	301,603	344,361
Funds held on behalf of clients
Property and equipment, net	120,214	135,931
Other assets:
Goodwill	614,744	600,546
Trade name	96,613	96,613
Customer relationships and other intangible assets, net of accumulated amortization	280,102	320,901
Purchased accounts receivable, net of current portion	172,968	96,797
Deferred income taxes	—	5,815
Other assets	42,395	43,175

Total other assets	1,206,822	1,163,847

Total assets	$1,628,639	$1,644,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$24,644	$36,692
Income taxes payable	—	6,987
Accounts payable	18,891	11,593
Accrued expenses	90,379	73,781
Accrued compensation and related expenses	32,689	34,021

Total current liabilities	166,603	163,074
Funds held on behalf of clients
Long-term liabilities:
Long-term debt, net of current portion	903,052	881,621
Deferred income taxes	127,044	144,743
Other long-term liabilities	17,655	10,752
Minority interest	48,948	55,628
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 6,000 shares authorized, 1,408 and 1,220 shares issued and outstanding, respectively	14	12
Class L common stock, par value $0.01 per share, 400 shares authorized, 364 shares issued and outstanding	4	4
Class A common stock, par value $0.01 per share, 2,750 shares authorized, 1,822 and 1,616 shares issued and outstanding, respectively	18	18
Additional paid-in capital	396,407	396,015
Other comprehensive income (loss)	2,835	(1,163)
Accumulated deficit	(33,941)	(6,565)

Total stockholders’ equity	365,337	388,321

Total liabilities and stockholders’ equity	$1,628,639	$1,644,139

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Operations

(Amounts in thousands)

	Successor		Predecessor
	Year ended December 31, 2007	Period from July 13, 2006 (date of inception) through December 31, 2006	Period from January 1, through November 15, 2006	Year ended December 31, 2005
Revenues:
Services	$1,061,941	$126,739	$875,338	$906,258
Portfolio	132,413	13,557	151,706	133,868
Portfolio sales	21,093	—	22,757	12,157

Total revenues	1,215,447	140,296	1,049,801	1,052,283

Operating costs and expenses:
Payroll and related expenses	645,106	76,611	553,883	528,932
Selling, general and administrative expenses	422,094	47,777	375,150	376,606
Depreciation and amortization expense	97,254	11,548	46,695	45,787
Restructuring charges	—	—	12,765	9,621

Total operating costs and expenses	1,164,454	135,936	988,493	960,946

Income from operations	50,993	4,360	61,308	91,337

Other income (expense):
Interest and investment income	2,047	300	1,836	3,162
Interest expense	(95,034)	(14,958)	(26,643)	(22,615)
Other income, net	3,282	113	3,165	30

Total other income (expense)	(89,705)	(14,545)	(21,642)	(19,423)

(Loss) income before income taxes	(38,712)	(10,185)	39,666	71,914
Income tax (benefit) expense	(14,071)	(3,777)	14,742	26,182

(Loss) income before minority interest	(24,641)	(6,408)	24,924	45,732
Minority interest	(2,735)	(157)	(3,890)	(1,213)

Net (loss) income	$(27,376)	$(6,565)	$21,034	$44,519

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Preferred Stock	Class L Common Stock	Class A Common Stock	Additional Paid-in Capital	Common Stock	Other Comprehensive Income (Loss)	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Comprehensive Income (Loss)	Total
Predecessor
Balance, January 1, 2005					$473,410	$13,526	$(3,458)	$212,123		$695,601
Issuance of common stock in connection with stock-based compensation plans					1,305	—	—	—		1,305
Issuance of restricted stock units					2,523	—	(2,523)	—		—
Amortization of deferred compensation					—	—	1,323	—		1,323
Comprehensive income, net of tax:
Net income					—	—	—	44,519	$44,519	44,519
Other comprehensive income (loss):
Foreign currency translation adjustment					—	376	—	—	376	376
Change in fair value of foreign currency cash flow hedges, net of taxes of $540					—	933	—	—	933	933
Net gains on foreign currency cash flow hedges reclassified into earnings, net of taxes of $538					—	(943)	—	—	(943)	(943)

Total comprehensive income									$44,885

Balance, December 31, 2005					477,238	13,892	(4,658)	256,642		743,114
Issuance of common stock in connection with stock-based compensation plans					4,513	—	—	—		4,513
Reclassification of deferred compensation					(4,658)	—	4,658	—		—
Stock-based compensation					7,057	—	—	—		7,057
Comprehensive income, net of tax:
Net income					—	—	—	21,034	$21,034	21,034
Other comprehensive income (loss):
Foreign currency translation adjustment					—	1,901	—	—	1,901	1,901
Change in fair value of foreign currency cash flow hedges, net of taxes of $956					—	1,526	—	—	1,526	1,526
Net gains on foreign currency cash flow hedges reclassified into earnings, net of taxes of $1,628					—	(2,804)	—	—	(2,804)	(2,804)

Total comprehensive income									$21,657

Balance, November 15, 2006					$484,150	$14,515	$—	$277,676		$776,341

Successor
Capitalization of Company	$12	$4	$16	$395,968		$—	$—	$—		$396,000
Stock-based compensation	—	—	2	47		—	—	—		49
Comprehensive income, net of tax:
Net loss	—	—	—	—		—	—	(6,565)	$(6,565)	(6,565)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—		244	—	—	244	244
Change in fair value of foreign currency cash flow hedges, net of taxes of $969	—	—	—	—		(1,548)	—	—	(1,548)	(1,548)
Net losses on foreign currency cash flow hedges reclassified into earnings, net of taxes of $88	—	—	—	—		141	—	—	141	141

Total comprehensive loss									$(7,728)

Balance, December 31, 2006	12	4	18	396,015		(1,163)	—	(6,565)		388,321
Issuance of preferred stock dividends	2	—	—	(2)		—	—	—		—
Stock-based compensation	—	—	—	394		—	—	—		394
Comprehensive income, net of tax:
Net loss	—	—	—	—		—	—	(27,376)	$(27,376)	(27,376)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—		4,711	—	—	4,711	4,711
Change in fair value of cash flow hedges, net of taxes of $1,272	—	—	—	—		2,362	—	—	2,362	2,362
Net gains on cash flow hedges reclassified into earnings, net of taxes of $1,656	—	—	—	—		(3,075)	—	—	(3,075)	(3,075)

Total comprehensive loss									$(23,378)

Balance, December 31, 2007	$14	$4	$18	$396,407		$2,835	$—	$(33,941)		$365,337

See accompanying notes.

NCO GROUP, INC

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Successor		Predecessor
	Year ended December 31, 2007	Period from July 13, 2006 (date of inception) through December 31, 2006	Period from January 1 through November 15, 2006	Year ended December 31, 2005
Cash flows from operating activities:
Net (loss) income	$(27,376)	$(6,565)	$21,034	$44,519
Adjustments to reconcile (loss) income from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	97,254	11,548	46,695	45,787
Stock-based compensation	394	49	6,961	1,323
Amortization of deferred training asset	2,402	—	3,375	4,167
Provision for doubtful accounts	4,806	—	3,931	3,369
Allowance for impairment of purchased accounts receivable	24,962	—	7,909	1,240
Noncash interest	8,605	3,655	5,730	7,107
Gain on sale of purchased accounts receivable	(21,093)	—	(22,757)	(12,157)
Loss on disposal of property, equipment and other net assets	256	—	1,153	888
Other	(3,494)	117	(283)	(352)
Minority interest	2,735	275	6,164	2,135
Deferred income taxes	(8,600)	(3,978)	4,483	24,917
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	—	—	—	900
Accounts receivable, trade	(13,100)	(20,736)	16,035	(18,475)
Other assets	(10,015)	10,523	(12,693)	13,550
Accounts payable and accrued expenses	351	(308)	(3,055)	(9,527)
Income taxes payable	(13,749)	(3,709)	27,217	(19,719)
Other long-term liabilities	7,208	(169)	(2,227)	(122)

Net cash provided by (used in) operating activities	51,546	(9,298)	109,672	89,550

Cash flows from investing activities:
Purchases of accounts receivable	(125,283)	(29,709)	(81,839)	(45,743)
Collections applied to principal of purchased accounts receivable	77,228	13,577	70,974	69,565
Proceeds from sales and resales of purchased accounts receivable	44,161	2,801	30,551	15,880
Purchases of property and equipment	(25,446)	(2,246)	(40,795)	(43,499)
Net distribution from joint venture	—	—	—	4,464
Proceeds from notes receivable	1,131	82	1,033	1,147
Proceeds from sale to minority interest	—	—	12,720	—
Net cash paid for acquisitions and related costs	(8,881)	(974,612)	(8,590)	(223,808)

Net cash used in investing activities	(37,090)	(990,107)	(15,946)	(221,994)

Cash flows from financing activities:
Repayment of notes payable	(45,701)	(4,788)	(53,677)	(46,754)
Borrowings under notes payable	41,569	5,096	17,670	36,688
Borrowings in connection with the Transaction	—	830,000	—	—
Repayment of borrowings under senior credit facility	(74,150)	(229,300)	(125,700)	(47,500)
Borrowings under senior credit facility	80,500	36,000	184,500	155,500
Repayment of convertible notes	—	—	(125,000)	—
Payment of fees to acquire debt	(1,035)	(24,055)	(12)	(1,494)
Investment in subsidiary by minority interest	2,359	2,132	4,000	32,508
Return of investment in subsidiary to minority interest	(6,934)	(241)	(1,597)	—
Issuance of stock, net of taxes	—	395,966	3,939	1,199

Net cash (used in) provided by financing activities	(3,392)	1,010,810	(95,877)	130,147

Effect of exchange rate on cash	2,173	2,494	(1,180)	(321)

Net increase (decrease) in cash and cash equivalents	13,237	13,899	(3,331)	(2,618)
Cash and cash equivalents at beginning of the period	13,899	—	23,716	26,334

Cash and cash equivalents at end of the period	$27,136	$13,899	$20,385	$23,716

See accompanying notes.

NCO GROUP, INC.

Notes to Consolidated Financial Statements

1.	Nature of Operations and Basis of Presentation:

On November 15, 2006, NCO Group, Inc. was acquired by and became a wholly owned subsidiary of Collect Holdings, Inc., an entity controlled by One Equity Partners and its affiliates (“OEP”), a private equity investment fund, with participation by Michael J. Barrist, Chairman, President and Chief Executive Officer of NCO Group, Inc., certain other members of executive management and other co-investors (the “Transaction”). Under the terms of the merger agreement, NCO Group, Inc. shareholders received $27.50 in cash, without interest, for each share of NCO Group, Inc. common stock that they held. On February 27, 2007, NCO Group, Inc. was merged with and into Collect Holdings, Inc. and the surviving corporation was renamed NCO Group, Inc. (collectively with its subsidiaries, “the Company” or “NCO”). The accompanying consolidated statements of operations, stockholders’ equity and cash flows are presented for two periods, Predecessor and Successor, which relate to the period of operations preceding the Transaction and the period of operations succeeding the Transaction, respectively. Collect Holdings, Inc. was formed on July 13, 2006 (there were no operations from date of inception until the Transaction on November 15, 2006).

NCO is a holding company and conducts substantially all of its business operations through its subsidiaries. NCO is a leading global provider of business process outsourcing solutions, primarily focused on accounts receivable management (“ARM”) and customer relationship management (“CRM”). NCO provides services to more than 19,000 active clients including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, retail and commercial, utilities, education, transportation/logistics, technology, and government sectors. These clients are primarily located throughout the United States, Canada, the United Kingdom, Europe, Australia, Puerto Rico and Latin America.

The Company also purchases and manages past due accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies, and other consumer-oriented companies.

The Company’s business consists of three operating segments: ARM, CRM and Portfolio Management.

2.	Accounting Policies:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries and entities controlled by the Company. All intercompany accounts and transactions have been eliminated.

The Company also considers the applicability of Financial Accounting Standards Board (“FASB”) Financial Interpretation No. (“FIN”) 46R (as revised), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which would include any variable interest entities that are required to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. A variable interest entity is an entity for which the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity.

The Company owns 50 percent of entities that purchase portfolios of purchased accounts receivable, which it consolidates in accordance with FIN 46R. Based on its evaluation of these entities, the Company is the primary beneficiary.

Revenue Recognition:

ARM:

ARM contingency fee revenue is recognized upon collection of funds by NCO or its client. Fees for ARM contractual services are recognized as services are performed and earned under service arrangements with clients where fees are fixed or determinable and collectibility is reasonably assured.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.	Accounting Policies (continued):

Revenue Recognition (continued):

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

Purchased Accounts Receivable:

The Company applies American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual versus expected cash flows over an investor’s initial investment in certain loans when such differences are attributable, at least in part, to credit quality.

The Company acquires accounts receivable in groups that are initially recorded at cost. All acquired accounts receivable have experienced deterioration of credit quality between origination and the Company’s acquisition of the accounts receivable, and the amount paid for the accounts receivable reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to contractual terms of each receivable. The Company determines whether each purchase of accounts receivable is to be accounted for as an individual portfolio or whether multiple purchases will be combined based on common risk characteristics into an aggregated portfolio. Once the Company establishes an individual purchase or aggregated purchases as a portfolio, the receivables in the portfolio are not changed, unless replaced, returned or sold. The Company considers expected collections, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each portfolio of accounts receivable. The Company determines nonaccretable difference, or the excess of the portfolio’s contractual principal over all cash flows expected at acquisition as an amount that should not be accreted. The excess of the portfolio’s cash flows expected to be collected over the amount paid is accretable yield. Accretable yield is recognized into earnings, as Portfolio revenue in the statement of operations, over the remaining life of the portfolio, based on its effective interest rate.

At acquisition, the Company derives an internal rate of return (“IRR”) based on the expected monthly collections over the estimated economic life of each portfolio of accounts receivable (typically up to seven years, based on the Company’s collection experience) compared to the original purchase price. Monthly collections on the portfolios are allocated between revenue and carrying value reduction based on applying each portfolio’s effective IRR for the quarter to its carrying value. Over the life of a portfolio, the Company continues to estimate cash flows expected to be collected. The Company evaluates at the balance sheet date whether the present value of its portfolios determined using the effective interest rates for each portfolio has decreased, and if so, records a valuation allowance to maintain the original IRR. Any increase in actual or estimated cash flows expected to be collected is first used to reverse any existing valuation allowance for that portfolio, and any remaining increases in cash flows are recognized prospectively through an increase in the IRR. The updated IRR then becomes the new benchmark for subsequent valuation allowance testing.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.	Accounting Policies (continued):

Revenue Recognition (continued):

Purchased Accounts Receivable (continued):

Portfolio Sales:

The Company accounts for gains on sales of purchased accounts receivable under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Gains on sales are recognized as revenue and represent the difference between the sales price and the present value of the future cash collections expected from the receivables sold at the portfolio’s IRR at the time of sale.

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

Credit Policy:

Management monitors its client relationships in order to minimize the Company’s credit risk and assesses the likelihood of collection based on a number of factors including the client’s collection history and credit-worthiness. The Company maintains a reserve for potential collection losses when such losses are deemed to be probable.

The Company has two types of arrangements under which it collects its ARM contingency fee revenue. For certain clients, the Company remits funds collected on behalf of the client net of the related contingency fees while, for other clients, the Company remits gross funds collected on behalf of clients and bills the client separately for its contingency fees.

The Company generally does not require collateral and it does not charge finance fees on outstanding trade receivables. In many cases, in the event of collection delays from ARM clients, management may, at its discretion, change from the gross remittance method to the net remittance method. The Company also maintains a reserve for deposits on debtor accounts that may ultimately prove to have insufficient funds. Trade accounts receivable are written off to the allowances when collection appears highly unlikely.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. These financial instruments potentially subject the Company to concentrations of credit risk. The Company minimizes this risk by dealing with major financial institutions that have high credit ratings.

Property and Equipment:

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful life of each class of assets using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized. When property is sold or retired, the cost and related accumulated depreciation are removed from the balance sheet, and any gain or loss on the transaction is included in the statement of operations.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.	Accounting Policies (continued):

Long-Lived Assets:

The Company periodically evaluates the net realizable value of long-lived assets, including property and equipment, internal use software, and certain identifiable intangible assets, for impairment, based on the estimated undiscounted future cash flows, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill and Other Intangibles:

Goodwill represents the excess of purchase price over the fair market value of net assets acquired, based on their respective fair values at the date of acquisition. Goodwill is tested for impairment each year, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill impairment test is performed at the reporting unit level and involves a two-step approach, the first step identifies any potential impairment and the second step measures the amount of impairment, if applicable. The first test for potential impairment uses a fair value based approach, whereby the implied fair value of a reporting unit’s goodwill is compared to its carrying amount; if the fair value is less than the carrying amount, the reporting unit’s goodwill would be considered impaired. Fair value estimates are based upon the discounted value of estimated cash flows. The Company does not believe that goodwill was impaired during 2007.

Trade name, which represents the fair value of the NCO name, is an indefinite-lived intangible asset and therefore not subject to amortization. Similar to goodwill, the trade name is reviewed at least annually for impairment. The Company does not believe that the trade name was impaired during 2007.

Other intangible assets consist primarily of customer relationships and non-compete agreements, which are amortized over a range of five to seven years using the straight-line method (note 8).

Deferred Financing Fees:

Deferred financing fees relate to debt issuance costs incurred, which are capitalized and amortized to interest expense over the term of the related debt using the effective interest method.

Stock Options:

Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements over the vesting period based on their fair values. The standard applies to newly granted awards and previously granted awards that are not fully vested on the date of adoption. The Company adopted SFAS 123R using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R. Accordingly, no prior periods have been restated.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the period from January 1, 2006 through November 15, 2006 were $2.1 million and $1.2 million lower, respectively, than if it had continued to account for share based compensation under APB 25. Also, in connection with the adoption of SFAS 123R, the unearned stock-based compensation balance of $4.7 million was reclassified to common stock as of January 1, 2006.

On November 15, 2006, in connection with the Transaction and in accordance with the terms of the equity awards, the vesting of all outstanding unvested options to purchase the Company’s stock and restricted stock units was accelerated, and the Company recorded compensation expense of approximately $5.1 million for the acceleration.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

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

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position, be recognized in the financial statements. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations (note 12).

Foreign Currency Translation:

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency for that subsidiary. The assets and liabilities of these foreign subsidiaries have been translated using the current exchange rates, and the income and expenses have been translated using average historical exchange rates. The adjustments resulting from translation have been recorded separately in stockholders’ equity as “Other comprehensive income (loss)” and are not included in determining consolidated net (loss) income. As of December 31, 2007 and 2006, “Other comprehensive income (loss)” included $5.0 million and $244,000, respectively, of cumulative income from foreign currency translation.

Derivative Financial Instruments:

The Company selectively uses derivative financial instruments to manage interest costs and minimize currency exchange risk. The Company does not hold derivatives for trading purposes. While these derivative financial instruments are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged. The Company minimizes the risk of credit loss by entering into these agreements with major financial institutions that have high credit ratings. The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which requires companies to recognize all of their derivative instruments as either assets or liabilities in the balance sheet at fair value.

The Company is exposed to foreign currency fluctuations relating to its operations in foreign countries. In order to partially hedge cash flow exposure, the Company periodically enters into forward exchange contracts in order to minimize the impact of currency fluctuations on transactions and cash flows. The Company is also exposed to interest rate fluctuations relating to its floating rate long-term debt. To manage this interest rate risk, the Company enters into interest rate swap agreements. The forward exchange contracts and the interest rate swap agreements are designated as cash flow hedges and recorded at their fair value on the accompanying balance sheets. Changes in the fair value of a cash flow hedge, to the extent that the hedge is effective, are recorded, net of tax, in “Other comprehensive income (loss),” until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness, defined as the extent that the changes in fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in the statement of operations (note 14).

The Company also enters into interest rate cap contracts to manage interest rate risk relating to its floating rate long-term debt. These contracts are not cash flow hedges and, accordingly, changes in their estimated fair value are reported as “Other income (expense)” in the statement of operations.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.	Accounting Policies (continued):

Derivative Financial Instruments (continued):

The Company has certain nonrecourse debt relating to its purchased accounts receivable operations that contain embedded derivative instruments. The embedded derivatives are not cash flow hedges and, accordingly, changes in their estimated fair value are reported as “Interest expense” in the statement of operations. The embedded derivatives are included in “Long-term debt” on the balance sheet because they are not separable from the notes payable and they have the same counterparty (note 10).

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

In the ordinary course of accounting for purchased accounts receivable, estimates are made by management as to the amount and timing of future cash flows expected from each portfolio. The estimated future cash flow of each portfolio is used to compute the IRR for the portfolio, both in the case of any increases in expected cash flows, or to compute impairment or allowances in the case of decreases in expected cash flows. The IRR is used to allocate collections between revenue and principal reduction of the carrying values of the purchased accounts receivable.

On an ongoing basis, the Company compares the historical trends of each portfolio, or aggregated portfolios, to projected collections. Future projected collections are then increased or decreased based on the actual cumulative performance of each portfolio. Management reviews each portfolio’s adjusted projected collections to determine if further upward or downward adjustment is warranted. Management regularly reviews the trends in collection patterns and uses its reasonable best efforts to improve the collections of under-performing portfolios. However, actual results will differ from these estimates and a material change in these estimates could occur within one reporting period (note 5).

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

3.	Predecessor Restructuring Charges:

In conjunction with the acquisition of Risk Management Alternatives Parent Corp. (“RMA”) and streamlining the cost structure of the Company’s legacy operations, the Company recorded total restructuring charges of $22.4 million during the end of 2005 through November 15, 2006. These charges primarily related to the elimination of certain redundant facilities and severance costs. The balance of liabilities outstanding at November 15, 2006 and December 31, 2006 was $8.2 million. During the year ended December 31, 2007, the Company made payments of $4.9 million, and the balance of liabilities outstanding was $3.3 million at December 31, 2007, which all related to lease costs. The Company expects to pay the remaining balance through 2011.

4.	Business Combinations:

Successor:

As discussed in note 1, the Transaction was completed on November 15, 2006. The Transaction was financed by a combination of borrowings of $465.0 million under the Company’s new senior credit facility (“Credit Facility”), the issuance of $165.0 million of senior notes and $200.0 million of senior subordinated notes, and the equity investment of $396.0 million by OEP, Michael Barrist, other members of senior management and other co-investors. In accordance with Emerging Issues Task Force Issue No. 88-16, “Basis in Leveraged Transactions” (“EITF 88-16”), the continuing stockholders’ residual interest in the Company of 5.56 percent was carried over at the continuing stockholders’ predecessor basis.

The purchase price, including transaction costs, was approximately $1.2 billion. Transaction costs included approximately $22.8 million of debt issuance costs. The Company allocated $312.9 million of the purchase price to the customer relationship, $96.6 million to the trade name, $2.2 million to the non-compete agreements and recorded goodwill of $585.8 million, which is non-deductible for tax purposes. As a result of the Transaction, the Company expects to gain greater operating flexibility in order to focus on long-term growth. Therefore the Company believes the allocation of a portion of the purchase price to goodwill is appropriate. The following is an allocation of the purchase price to the assets acquired and liabilities assumed (amounts in thousands):

Purchase price	$1,153,648
Transaction costs	68,498
Accounts receivable	(123,170)
Purchased accounts receivable	(230,399)
Customer relationships	(312,885)
Trade name	(96,613)
Non-compete agreements	(2,172)
Property and equipment	(133,527)
Deferred tax asset	(28,451)
Other assets	(104,664)
Long-term debt	48,350
Deferred tax liability	152,485
Accrued expenses and other liabilities	186,055
Accrued acquisition costs	8,607

Goodwill	$585,762

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

4.	Business Combinations (continued):

Successor (continued):

In connection with the Transaction, the Company recorded restructuring liabilities of $8.6 million under an exit plan the Company began to formulate prior to the Transaction date. These liabilities principally relate to facilities leases, severance and other costs. The following presents the activity in the accruals recorded for restructuring related expenses (amounts in thousands); the Company expects to pay the remaining balance through 2011:

	Leases	Severance	Other	Total
Beginning Balance	$5,025	$2,374	$328	$7,727
Cash payments	—	(79)	(328)	(407)
Balance at December 31, 2006	5,025	2,295	—	7,320
Accruals	396	343	141	880
Cash payments	(1,007)	(1,667)	(141)	(2,815)
Leasehold improvement write-off	(38)	—	—	(38)

Balance at December 31, 2007	$4,376	$971	$—	$5,347

Assuming the Transaction described above occurred as of the beginning of January 1, 2006, the Company’s unaudited pro forma revenue and net loss would have been $1,169.8 million and $57.4 million, respectively, for the year ended December 31, 2006. This pro forma information does not include the acquisitions described below because they were not considered significant business combinations. The unaudited pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities.

On December 18, 2006, the Company acquired the assets of Star Contact (BVI) Ltd. and Call Center-Telemarketing Pro-Panama, S.A. (together “Star Contact”), a provider of outsourced, multi-lingual contact center and customer care services based in Panama City, Panama, for $36.2 million. The acquisition agreement contains a provision for annual earnout payments to be made to the seller, for each of the two years following the acquisition, provided that certain performance measures are met as of the end of each of the two years. During the year ended December 31, 2007, the Company recorded $14.8 million of additional purchase price, which is included in accrued expenses, for an estimate of the first annual earnout payment. The Company allocated $19.4 million of the purchase price to the customer relationships, $1.2 million to the non-compete agreement and recorded goodwill of $23.7 million, which is non-deductible for tax purposes, in the CRM segment. As a result of the acquisition, the Company expects to penetrate new markets, expand its current customer base, and reduce the cost of operations. The following is an allocation of the purchase price to the assets acquired and liabilities assumed (amounts in thousands):

Purchase price	$36,166
Estimated earnout	14,775
Customer relationships	(19,390)
Non-compete agreements	(1,200)
Property and equipment	(5,485)
Other assets	(4,826)
Accrued expenses	3,690

Goodwill	$23,730

In January 2007, the Company acquired Statewide Mercantile Services (“SMS”), a provider of ARM Services in Australia, for approximately $2.0 million, and recorded goodwill of $1.5 million.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

4.	Business Combinations (continued):

Predecessor:

The following Predecessor acquisitions have been accounted for under the purchase method of accounting. As part of the purchase accounting, the Company recorded accruals for acquisition-related expenses. These accruals included professional fees related to the acquisition, severance costs, lease costs and other acquisition-related expenses.

On May 25, 2005, the Company acquired Creative Marketing Strategies (“CMS”), a provider of CRM services, for $5.9 million. The purchase price included the contribution of a note receivable for $5.2 million that the Company received in 2000 in consideration for assets sold to a management-led group as part of a divestiture.

On September 1, 2005, the Company acquired the stock of seven wholly owned subsidiaries of Marlin Integrated Capital Holding Corporation (“Marlin”), a company that specializes in purchasing accounts receivable in the healthcare and utility sectors, for $89.9 million in two transactions. The first transaction included the acquisition of a portfolio of purchased accounts receivable for $66.3 million. The second transaction included the acquisition of certain portfolio related assets for approximately $22.1 million. A $3.0 million payment was deferred pending the renewal of certain forward-flow agreements. One renewal occurred in December 2005, resulting in an additional payment of $1.5 million. The second renewal was completed in the first quarter of 2006, resulting in a final payment of $1.5 million.

The acquisition of the purchased accounts receivable portfolio was structured as an equity sharing arrangement with the Company’s nonrecourse lender under the Company’s nonrecourse credit facility. The lender originally invested $32.0 million in the acquisition, representing a 50 percent interest in the purchased accounts receivable portfolio assets. The Company granted an option to the lender to purchase up to 50 percent of the other non-portfolio assets and liabilities acquired from Marlin. The option was exercised and the transaction was completed in the first quarter of 2006. The Company received $12.7 million for the 50 percent interest in the non-portfolio assets and liabilities. The Company funded its 50 percent portion of the acquisition of the portfolio assets and the acquisition of all of the operating assets with financing from its senior credit facility. By design, the Company controls the primary activities of the entity and as such has recorded a minority interest on its balance sheet for the lender’s equity interest. The Company has consolidated the results of operations and recorded the portion of the results of the Marlin acquisition it does not own as a minority interest, net of tax, on the statement of operations.

Prior to the acquisition, Portfolio Management had a 50 percent ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC (“the Joint Venture”) with IMNV Holdings, LLC (“IMNV”), one of the acquired subsidiaries of Marlin. The Joint Venture was established in 2001 to purchase utility, medical and various other small balance accounts receivable. In connection with the acquisition, the Joint Venture was terminated and the Company’s interest was included in the purchase accounting for the entity.

On September 12, 2005, the Company acquired substantially all of the operating assets, including purchased portfolio assets, of RMA, a provider of accounts receivable management services and purchaser of accounts receivable, for $116.1 million in cash and the assumption of certain liabilities. The Company funded the purchase principally with financing from its senior credit facility. The purchase price included approximately $51.0 million for RMA’s purchased portfolio assets, which was funded with $35.7 million of nonrecourse financing. In conjunction with the acquisition, on July 7, 2005, RMA and all of its domestic subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Northern District of Ohio Eastern Division. The transaction was consummated under Sections 363 and 365 of the bankruptcy code. In connection with the acquisition, the Company recorded restructuring liabilities of $8.7 million under an exit plan the Company began to formulate prior to the acquisition date. These liabilities principally relate to severance costs related to certain redundant personnel that were scheduled to be eliminated upon completion of the acquisition.

On July 1, 2006, the Company acquired a seventy-five percent controlling interest in Australian Receivables Limited (“ARL”), a provider of ARM services in Australia, for $3.3 million.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

5.	Purchased Accounts Receivable:

Portfolio Management and the U.K., Canadian and Australian divisions of ARM purchase defaulted consumer accounts receivable at a discount from the contractual principal balance. As of December 31, 2007, the carrying value of Portfolio Management’s and ARM’s purchased accounts receivable were $238.9 million and $6.7 million, respectively. The total outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $47.2 billion and $41.8 billion at December 31, 2007 and 2006, respectively.

The following summarizes the change in purchased accounts receivable (amounts in thousands):

	Successor		Predecessor
	For the Year Ended December 31, 2007	Period from July 13 through December 31, 2006	Period from January 1 through November 15, 2006	For the Year Ended December 31, 2005
Balance at beginning of period	$244,100	$—	$237,807	$138,857
Purchases:
Portfolios acquired in business combinations	—	230,399	—	117,230
Cash purchases	125,283	29,709	81,839	45,743
Noncash purchases (note 16)	—	—	1,025	17,213
Collections	(232,316)	(26,850)	(220,586)	(200,703)
Revenue recognized	155,088	13,273	149,612	131,138
Proceeds from portfolio sales and resales applied to carrying value	(23,068)	(2,801)	(7,794)	(3,723)
Allowance for impairment	(24,962)	—	(7,909)	(1,240)
Dissolution of securitization	—	—	—	(6,399)
Other	872	—	—	—
Foreign currency translation adjustment	588	370	413	(309)

Balance at end of period	$245,585	$244,100	$234,407	$237,807

In the ordinary course of purchasing portfolios of accounts receivable, Portfolio Management may sell accounts from an acquired portfolio shortly after they were purchased. The proceeds from these resales are essentially equal to, and applied against, the carrying value of the accounts. Therefore, there is no gain recorded on these resales. For the year ended December 31, 2007, proceeds from portfolio resales were $7.3 million. Proceeds from portfolio resales were $6.7 million for the period from January 1, 2006 through November 15, 2006, and $1.4 million for the period from July 13, 2006 through December 31, 2006. For the year ended December 31, 2005, proceeds from portfolio resales were $2.4 million.

Portfolio Management sells portfolios of accounts receivable based on a low probability of payment under the Company’s collection platform and other criteria. Proceeds from sales above the remaining carrying value are recorded as revenue. During the year ended December 31, 2007, Portfolio Management sold portfolios of accounts receivable for $36.9 million with a carrying value of $15.8 million, and recorded revenue of $21.1 million. Portfolio Management sold portfolios of accounts receivable for $25.6 million with a carrying value of $2.8 million, and recorded revenue of $22.8 million for the period from January 1, 2006 through November 15, 2006. For the period from July 13, 2006 through December 31, 2006, sales of accounts receivable resulted in proceeds of $1.4 million with no associated revenue recorded since these assets were carried at their fair market value as of the date of the Transaction. During the year ended December 31, 2005, Portfolio Management sold portfolios of accounts receivable for $13.4 million with a carrying value of $1.3 million, and recorded revenue of $12.2 million.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

5.	Purchased Accounts Receivable (continued):

In 2005, the Company received $1.9 million of proceeds from the dissolution, winding up and sale of a securitization established in August 1998. The finance subsidiary holding the receivables adopted a plan of liquidation and proceeded to liquidate the receivables on behalf of and in cooperation with the securitized note insurer. The notes matured in March 2005, at which time the notes were paid off by the note insurer and the insurer became the holder of the obligations. The securitized notes and note insurer obligations were nonrecourse to the Company. The proceeds of the sale were used to reduce the carrying value of the accounts receivable and pay down the related insurer obligations. The net effect on earnings of the winding up of the dissolution of the finance subsidiary was immaterial.

The following presents the change in the allowance for impairment of purchased accounts receivable accounted for under SOP 03-3 (amounts in thousands):

	Successor		Predecessor
	For the Year Ended December 31, 2007	Period from July 13 through December 31, 2006	Period from January 1 through November 15, 2006	For the Year Ended December 31, 2005
Balance at beginning of period	$—	$—	$1,192	$—
Additions	25,422	—	8,492	1,598
Recoveries	(460)	—	(598)	(406)
Foreign currency translation adjustment	—		15	—

Balance at end of period	$24,962	$—	$9,101	$1,192

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following presents the change in accretable yield (amounts in thousands):

	Successor		Predecessor
	For the Year Ended December 31, 2007	Period from July 13 through December 31, 2006	Period from January 1 through November 15, 2006	For the Year Ended December 31, 2005
Balance at beginning of period	$465,451	$—	$288,935	$160,083
Additions	106,362	478,724	106,145	216,201
Other	(872)	—	—	—
Accretion/revenue recognized	(155,088)	(13,273)	(149,612)	(131,138)
Reclassifications (to) from nonaccretable difference	(49,109)	—	16,953	44,058
Foreign currency translation adjustment	(160)	—	261	(269)

Balance at end of period	$366,584	$465,451	$262,682	$288,935

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

5.	Purchased Accounts Receivable (continued):

During the year ended December 31, 2007, the Company purchased accounts receivable for a cost of $125.3 million that had contractually required payments receivable at the date of acquisition of $5.9 billion, and expected cash flows at the date of acquisition of $229.7 million. The Company purchased accounts receivable for a cost of $81.8 million and $260.1 million, that had contractually required payments receivable at the date of acquisition of $3.1 billion and $41.8 billion, and expected cash flows at the date of acquisition of $187.6 million and $736.4 million, for the periods from January 1, 2006 through November 15, 2006 and July 13, 2006 through December 31, 2006, respectively. During the year ended December 31, 2005, the Company purchased accounts receivable for a cost of $180.2 million, including portfolios acquired through business combinations, that had contractually required payments receivable at the date of acquisition of $22.6 billion, and expected cash flows at the date of acquisition of $396.4 million.

6.	Funds Held on Behalf of Clients:

In the course of the Company’s subsidiaries’ regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $50.2 million and $60.2 million at December 31, 2007 and 2006, respectively, have been shown net of their offsetting liability for financial statement presentation.

7.	Property and Equipment:

Property and equipment, at cost, consisted of the following (amounts in thousands):

	Estimated Useful Life	December 31, 2007	December 31, 2006
Computer equipment	5 years	$78,448	$58,660
Computer software developed for internal use	5 years	47,034	38,284
Leasehold improvements	5 to 15 years	33,532	28,608
Furniture and fixtures	5 to 10 years	19,187	15,510

		178,201	141,062
Less accumulated depreciation		(57,987)	(5,131)

		$120,214	$135,931

During the year ended December 31, 2007, the Company recorded depreciation expense of $46.9 million. The Company recorded depreciation expense of $36.4 million and $5.7 million during the periods from January 1, 2006 through November 15, 2006 and July 13, 2006 through December 31, 2006, respectively, and $36.4 million during the year ended December 31, 2005.

8.	Goodwill and Other Intangible Assets:

SFAS 142 requires goodwill to be allocated and tested at the reporting unit level. The Company’s reporting units are ARM, CRM and Portfolio Management. In connection with the Transaction, the Company allocated $585.8 million of the purchase price to goodwill. CRM’s goodwill balance includes $23.7 million from the December 2006 acquisition of Star Contact (note 4). The Company’s reporting units had the following goodwill (amounts in thousands):

	December 31, 2007	December 31, 2006
ARM	$330,933	$323,533
Portfolio Management	155,693	155,377
CRM	128,118	121,636

	$614,744	$600,546

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

8.	Goodwill and Other Intangible Assets (continued):

The increase in ARM’s goodwill balance from December 31, 2006 to December 31, 2007, was primarily due to changes in the allocation of the fair market value of the acquired assets and liabilities related to the Transaction of approximately $2.4 million, $1.5 million of goodwill from the acquisition of Statewide Mercantile Services in January 2007, and changes in the exchange rates used for foreign currency translation. The increase in CRM’s goodwill balance from December 31, 2006 to December 31, 2007, was primarily due to the $14.8 million estimated earnout related to the Star Contact acquisition, offset in part by a decrease of $8.3 million due to changes in the allocation of the fair market value of the acquired assets and liabilities, also related to the Star Contact acquisition.

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

Other intangible assets subject to amortization consist of customer relationships and non-compete agreements. The following represents the other intangible assets subject to amortization (amounts in thousands):

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$332,902	$55,547	$324,579	$5,808
Non-compete agreements	3,372	625	2,172	42

Total	$336,274	$56,172	$326,751	$5,850

During the year ended December 31, 2007, the Company recorded amortization expense for these other intangible assets of $50.3 million. The Company recorded amortization expense for other intangible assets of $10.3 million and $5.9 million during the periods from January 1, 2006 through November 15, 2006 and July 13, 2006 through December 31, 2006, respectively. The Company recorded amortization expense for other intangible assets of $9.4 million during the year ended December 31, 2005. The following represents the Company’s expected amortization expense for each of the next five years from these other intangible assets (amounts in thousands):

2008	$50,068
2009	49,611
2010	48,736
2011	48,607
2012	44,329

9.	Accrued Expenses:

Accrued expenses consisted of the following (amounts in thousands):

	December 31, 2007	December 31, 2006
Accrued earnout payment (note 4)	$14,775	$—
Accrued rent and other related expense associated with the flood of the Fort Washington locations	11,111	11,152
Accrued interest	10,510	12,424
Restructuring costs	7,213	12,964
Cash overdrafts	4,408	—
Accrued contract labor expenses	3,797	3,246
Accrued acquisition costs	3,108	1,623
Other accrued expenses	35,457	32,372

	$90,379	$73,781

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

10.	Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	December 31, 2007	December 31, 2006
Senior term loan	$460,350	$465,000
Senior revolving credit facility	47,000	36,000
Senior subordinated notes	200,000	200,000
Senior notes	165,000	165,000
Nonrecourse credit facility	53,742	50,952
Other	1,604	1,361
Less current portion	(24,644)	(36,692)

	$903,052	$881,621

The following summarizes the Company’s required debt payments (amounts in thousands):

2008	$24,644
2009	25,272
2010	12,298
2011	59,109
2012	4,902
Thereafter	801,471

$927,696

Senior Credit Facility:

In connection with the Transaction, on November 15, 2006 the Company repaid the Predecessor senior credit facility and entered into a new senior credit facility (“Credit Facility”) with a syndicate of financial institutions. The Credit Facility consists of a $465.0 million term loan and a $100.0 million revolving credit facility, with an option to allow the Company to increase its borrowing capacity under the revolving credit facility in an aggregate amount not to exceed $100.0 million, subject to satisfaction of certain conditions. The Company is required to make quarterly repayments of $1.2 million on the term loan until its maturity in May 2013, at which its remaining balance outstanding is due. The Company is also required to make annual prepayments, beginning with 2007, of 50 percent, 25 percent or zero percent of its excess annual cash flow, based on its leverage ratio. The revolving credit facility requires no minimum principal payments until its maturity in November 2011. At December 31, 2007, the balance outstanding on the revolving credit facility was $47.0 million. The availability of the revolving credit facility is reduced by any unused letters of credit ($8.8 million at December 31, 2007). As of December 31, 2007, the Company had $44.2 million of remaining availability under the revolving credit facility.

All borrowings bear interest at a rate equal to either, at the option of the Company, (i) the higher of the prime rate (7.25 percent at December 31, 2007) or the federal funds rate (3.06 percent at December 31, 2007) plus 0.50 percent, plus a margin of 2.00 percent for the first six months following the date of the Transaction and thereafter plus a margin of 1.50 percent to 2.00 percent in the case of the revolving credit facility and 1.75 percent to 2.00 percent in the case of the term loan, based on the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined in the agreement; or (ii) LIBOR (4.60 percent at December 31, 2007) plus a margin of 3.00 percent for the first six months following the date of the Transaction and thereafter plus a margin of 2.50 percent to 3.00 percent in the case of the revolving credit facility, and 2.75 percent to 3.00 percent in the case of the term loan, based on the Company’s funded debt to EBITDA ratio. The Company is charged a quarterly commitment fee on the unused portion of the revolving credit facility at an annual rate of 0.50 percent. The effective interest rate on the Credit Facility was approximately 8.17 percent for the year ended December 31, 2007. The effective interest rate on the Credit Facility was approximately 8.38 percent for the period from July 13, 2006 through December 31, 2006. The Credit Facility also provides that the Company obtain interest rate protection for a period of three years in a notional amount not to be less than 50 percent of the aggregate principal amount of the term loan facility.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

10.	Long-Term Debt (continued):

Senior Credit Facility (continued):

Borrowings under the Credit Facility are collateralized by substantially all of the Company’s assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. The Company was in compliance with all required financial covenants and was not aware of any events of default as of December 31, 2007.

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

The Senior Notes are senior unsecured obligations and are senior in right of payment to all existing and future senior subordinated indebtedness, including the Senior Subordinated Notes, and all future subordinated indebtedness. The Senior Notes bear interest at an annual rate equal to LIBOR plus 4.875 percent, reset quarterly. The effective interest rate on the Senior Notes was approximately 10.31 percent for the year ended December 31, 2007. The effective interest rate on the Senior Notes was approximately 10.25 percent for the period from July 13, 2006 through December 31, 2006. The Company may redeem the Senior Notes, in whole or in part, at any time on or after November 15, 2008 at varying redemption prices depending on the redemption date, plus accrued and unpaid interest.

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

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

10.	Long-Term Debt (continued):

Nonrecourse Credit Facility:

In August 2007, the Company amended its nonrecourse credit facility and exclusivity agreements with a lender due to the lender’s spin off of its unit to an investment fund. Under the new agreements, all financings from September 1, 2006 are with the investment fund. The amended agreement provides that all purchases of accounts receivable by the Company with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender will finance non-equity borrowings with floating interest at an annual rate equal to LIBOR plus 2.50 percent. These borrowings are nonrecourse to the Company and are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and the initial investment by the Company, including interest. The Company may terminate the agreement for a cost of $250,000 for each month remaining under the agreement from the date of termination until June 30, 2009, when the agreement expires. All financings entered into prior to September 1, 2006 remain under the prior agreement.

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

Total debt outstanding under this facility was $53.7 million and $51.0 million as of December 31, 2007 and December 31, 2006, respectively, which included $9.6 million and $10.8 million, respectively, of accrued residual interest. The effective interest rate on these loans, including the residual interest component, was approximately 17.4 percent for the year ended December 31, 2007 and approximately 19.7 percent and 12.6 percent for the periods from January 1, 2006 through November 15, 2006 and July 13, 2006 through December 31, 2006, respectively. As of December 31, 2007, the Company was in compliance with all required covenants.

As noted above, upon full satisfaction of the notes payable and the return of the initial investment to the Company, including interest, the Company is obligated to pay the lender a contingent payment, as negotiated, net of servicing fees and other related charges. The contingent payment has been accounted for as an embedded derivative in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At December 31, 2007 and 2006, the estimated fair value of the embedded derivative was $9.6 million and $10.8 million, respectively. Changes in the fair market value of the embedded derivatives are recorded in “Interest expense” on the statement of operations. During the year ended December 31, 2007 a decrease of $2,000 was recorded to reflect the revaluation of the embedded derivatives. During the periods from January 1, 2006 through November 15, 2006 and July 13, 2006 through December 31, 2006, an increase of $162,000 and a decrease of $5,000, respectively, was recorded to reflect the revaluation of the embedded derivatives.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

11.	Operating Leases:

The Company leases certain equipment and real estate facilities under noncancelable operating leases. These leases expire between 2008 and 2022, and most contain renewal options. The following represents the future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more. The following future minimum payments have been reduced by minimum sublease rentals of $1.4 million, due in the future under noncancelable subleases, and do not include the leases from the Company’s former Fort Washington locations (note 18) (amounts in thousands).

2008	$42,809
2009	36,747
2010	29,551
2011	23,952
2012	17,376
Thereafter	28,266

$178,701

For the year ended December 31, 2007, rent expense was $38.6 million. Rent expense was $34.0 million and $5.2 million for the periods from January 1, 2006 through November 15, 2006 and July 13, 2006 through December 31, 2006, respectively, and $35.0 million for the year ended December 31, 2005. The total amount of base rent payments is being charged to expense on the straight-line method over the term of the lease.

12.	Income Taxes:

Income tax (benefit) expense consisted of the following components (amounts in thousands):

	Successor		Predecessor
	For the Year Ended December 31, 2007	Period from July 13 through December 31, 2006	Period from January 1 through November 15, 2006	For the Year Ended December 31, 2005
Currently payable:
Federal	$350	$—	$(228)	$(69)
State	1,082	18	55	331
Foreign	1,678	65	1,385	1,003
Deferred:
Federal	(19,309)	(3,602)	11,553	22,801
State	1,807	(254)	858	1,417
Foreign	321	(4)	1,119	699

Income tax (benefit) expense	$(14,071)	$(3,777)	$14,742	$26,182

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

12.	Income Taxes (continued):

Deferred tax assets (liabilities) consisted of the following (amounts in thousands):

	December 31, 2007	December 31, 2006
Deferred tax assets:
Net operating loss carryforwards	$70,285	$73,557
Deferred contractual revenue	750	811
Accrued acquisition costs	965	1,661
Tax credits	2,451	—
Accrued expenses	14,340	11,120

Total deferred tax assets	88,791	87,149
Valuation allowance	24,037	18,425

Net deferred tax assets	64,754	68,724

Deferred tax liabilities:
Intangible assets	124,752	134,504
Prepaid expenses	1,088	2,837
Depreciation	10,548	8,126
Purchased accounts receivable	38,959	52,539

Total deferred tax liabilities	175,347	198,006

Net deferred tax liabilities	$(110,593)	$(129,282)

The Company had a $43.4 million deferred tax asset for federal net operating loss carryforwards of $124.0 million, subject to certain limitations, at December 31, 2007, which are expiring through 2027.

The Company had a $1.6 million deferred tax asset for Canadian net operating loss carryforwards of $4.4 million at December 31, 2007, which will expire in 2012. The Company had $9.5 million of Canadian net operating loss carryforwards at December 31, 2006.

The Company had deferred tax assets for state net operating loss carryforwards of $24.6 million at December 31, 2007. The deferred tax assets created by the state net operating loss carryforwards have been reduced by a $24.0 million valuation allowance based on the Company’s assessment that it is more likely than not that such amounts will not be realized. This represents an increase of $5.6 million from December 31, 2006, due to additional state net operating loss carryforwards generated in 2007 and a change in the valuation allowance for net operating losses generated prior to the Transaction which was recorded as a adjustment to goodwill.

The deferred tax liability related to intangible assets arose primarily from the Transaction on November 15, 2006, as well as other acquisitions completed after that. This deferred tax liability will reverse should the Company sell any of its subsidiaries.

The portfolios of purchased accounts receivable are composed of distressed debt. Collection results are not guaranteed until received; accordingly, for tax purposes, any gain on a particular portfolio is deferred until the full cost of its acquisition is recovered. Revenue for financial reporting purposes is recognized ratably over the life of the portfolio. Deferred tax liabilities arise from deferrals created during the early stages of the portfolio. These deferrals reverse after the cost basis of the portfolio is recovered.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

12.	Income Taxes (continued):

A reconciliation of the U.S. statutory income tax rate to the effective rate was as follows:

	Successor		Predecessor
	For the Year Ended December 31, 2007	Period from July 13 through December 31, 2006	Period from January 1 through November 15, 2006	For the Year Ended December 31, 2005
U.S. statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal	(0.8)	1.5	1.6	1.3
Impact of change in state laws, net of federal	(4.1)	—	—	—
Permanent items	1.5	0.3	0.5	—
Minority interest	4.3	—	—	—
Foreign	0.5	0.3	(0.4)	0.1
Other, net	(0.1)	—	0.5	—

Effective tax rate	36.3%	37.1%	37.2%	36.4%

Pre-tax income from operations included foreign subsidiary income of $9.3 million for the year ended December 31, 2007. Pre-tax income from operations included foreign subsidiary income of $7.6 million and $254,000 for the periods from January 1, 2006 through November 15, 2006 and July 13, 2006 through December 31, 2006, respectively. Pre-tax income from operations for the years ended December 31, 2005 included foreign subsidiary income of $4.7 million. The Company’s cumulative undistributed earnings of foreign subsidiaries of $27.8 million for the year ended December 31, 2007 are expected to be reinvested indefinitely, and accordingly no incremental U.S. or foreign withholding taxes have been recorded.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” which provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. FIN 48 requires application of a more likely than not threshold to the recognition of uncertain tax positions. FIN 48 permits the Company to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FIN 48 represents an unrecognized tax benefit. An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities. This interpretation also revises the disclosure requirements and was effective for the Company as of January 1, 2007.

On January 1, 2007, the Company adopted FIN 48, which did not have a material impact on the Company’s financial position or results of operations. As of January 1, 2007 the Company had $8.5 million in reserves for uncertain tax positions, including penalties, that, if recognized, would affect the effective tax rate. As of December 31, 2007, the Company had $9.1 million in reserves for uncertain tax positions, including penalties, that, if recognized, would affect the effective tax rate. Currently, the Company does not estimate a cash settlement with the applicable taxing authority will occur within 12 months for the majority of these unrecognized tax benefits.

The Company recognizes interest related to uncertain tax positions in “Interest expense”. As of January 1, 2007, the date of adoption, and December 31, 2007, the Company had $4.2 million and $4.1 million, respectively, of accrued interest related to uncertain tax positions. The Company recognizes penalties related to uncertain tax positions in the provision for income taxes.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

12.	Income Taxes (continued):

The following is a roll forward of our gross unrecognized tax benefits under FIN 48 for the year ended December 31, 2007 (amounts in thousands):

Balance as of January 1, 2007	$9,752
Prior year positions:
Additions	1,572
Reductions	—
Current year positions:
Additions	28
Reductions	—
Settlements with tax authorities	(105)
Reductions due to statute lapse	(1,630)

Balance as of December 31, 2007	$9,617

The Company is subject to federal, state and foreign income tax audits from time to time that could result in proposed assessments. The Company cannot predict with certainty how these audits will be resolved and whether the Company will be required to make additional tax payments, which may or may not include penalties and interest. As of December 31, 2007, the Company is subject to audit by the Internal Revenue Service for the tax year of 2006. For most states and foreign countries where the Company conducts business, the Company is subject to examination for the preceding three to six years. In certain states and foreign countries, the period could be longer.

Management believes that the Company has provided sufficient tax provisions for tax periods within the statutory period of limitations not previously audited and that are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by taxing jurisdictions. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. There can be no assurance, however, that the ultimate outcome of audits will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

13.	Stockholders’ Equity:

The following summarizes the Company’s share activity (shares in thousands):

	Successor			Predecessor
	Preferred	Class L Common	Class A Common	Common
Predecessor:
Balance, January 1, 2005				32,078
Stock-based compensation plans				98

Balance, December 31, 2005				32,176
Stock-based compensation plans				240

Balance, November 15, 2006				32,416

Successor:
Capitalization of Company	1,220	364	1,616

Balance, December 31, 2006	1,220	364	1,616
Issuance of preferred stock dividends	188	—	—
Issuance of Class A common, net of cancelations	—	—	135
Issuance of restricted stock	—	—	71

Balance, December 31, 2007	1,408	364	1,822

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

13.	Stockholders’ Equity (continued):

Capital Stock:

The Company is authorized to issue three classes of capital stock: Preferred Stock, par value $0.01 per share, Class L Common Stock, par value $0.01 per share (“Class L”) and Class A common stock, par value $0.01 per share (“Class A”). Shares of Class L, Class A and one series of Preferred Stock, Series A 14 percent PIK Preferred Stock (“Series A”), are issued and outstanding.

Series A is entitled to a dividend at an annual rate of 14 percent, and Class L is entitled to a yield at an annual rate of 14 percent. The dividends and yields are calculated on February 28, May 31, August 31 and November 30 of each year, beginning February 28, 2007. For the year ended December 31, 2007, 188,290 shares of Series A were issued for the Series A “paid-in-kind” dividends. The yields for Class L are compounding and accumulate on the unreturned initial investment but are not declared until payment. As of November 30, 2007, the accumulated yield for shares of Class L was $13.9 million.

Series A and Class L, in the aggregate, have a preference on distributions (excluding paid-in-kind dividends) allocated as follows: first to unpaid yield accruing on Class L or Series A and the unreturned value of Series A issued in a paid-in-kind dividend, and second to the unreturned initial investment in Class L, excluding the portion of such investment that is attributable to the right of Class L to share generally in distributions, and the unreturned initial investments in Series A. Once this preference has been paid in full, all remaining distributions are payable to Class L and Class A on a pro-rata basis.

Series A is not entitled to vote, and Class L and Class A vote together as a single class, with each share entitled to one vote. In addition, the Company may not enter into an agreement or consummate a transaction that would result in a change of control or an initial public offering without the consent of the holders of a majority of the then outstanding shares of Series A and Class L voting as a single class.

Stock-based Compensation:

Successor:

On November 15, 2006, the Company adopted the Collect Holdings, Inc. Restricted Share Plan (the “Restricted Share Plan”) and authorized grants of restricted shares of the Company to management. The Restricted Share Plan is administered by the Compensation Committee of the Board of Directors, which approved the grants to employees recommended by the Company’s chief executive officer. A total of 220,055 restricted shares are authorized under the Restricted Share Plan. Shares of restricted stock granted under the Restricted Share Plan vest in 25 percent increments over a period of four years, provided that the recipient remains employed by the Company. At December 31, 2007, an aggregate of 206,019 restricted shares of Class A common stock were awarded under the Restricted Share Plan. Compensation expense recognized related to Restricted Share Plan awards for the year ended December 31, 2007 was $394,000 and for the period from July 13, 2006 through December 31, 2006 was $49,000. At December 31, 2007, there was $1.6 million of unrecognized pre-tax compensation cost related to the non-vested restricted shares. The Company measures compensation expense based on the grant date fair value, and has elected to recognize this compensation expense on a straight-line basis over the weighted-average service period, which is expected to be four years.

Predecessor:

On November 15, 2006, in connection with the Transaction and in accordance with the terms of the equity awards, the vesting of all outstanding unvested options to purchase the Company’s stock and restricted stock units was accelerated, and the Company recorded compensation expense of approximately $5.1 million for the acceleration.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

13.	Stockholders’ Equity (continued):

Stock-based Compensation (continued):

Predecessor (continued):

The Company maintained stock option plans and an equity incentive plan for certain employees under which fixed price stock options were granted and the option price was generally not less than the fair value of a share of the underlying stock at the date of grant (collectively, the “NCO Option Plans”). Option terms were generally 10 years, with options generally becoming exercisable ratably over three years, or one year for outside directors, from the date of grant.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model that used the assumptions noted in the following table. Expected volatility was based on a blend of implied and historical volatility of the Company’s predecessor common stock. The Company used historical data on exercises of stock options and other factors to estimate the expected term of the share-based payments granted. The risk free rate was based on the U.S. Treasury yield curve in effect at the date of grant. The fair value of each predecessor common stock option granted was estimated using the following weighted-average assumptions:

	Period from January 1 through November 15, 2006	For the Year Ended December 31, 2005
Risk-free interest rate	4.5%	3.8%
Expected life in years	5.4	5.4
Volatility factor	37.4%	37.0%
Dividend yield	None	None

The following summarizes the activity of the NCO Option Plans (amounts in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2005	4,059	23.94
Granted	661	21.10
Exercised	(82)	17.31
Forfeited	(251)	24.05

Outstanding at December 31, 2005	4,387	23.65

Granted	294	17.27
Exercised	(3,617)	20.87
Forfeited	(904)	30.25
Expired	(37)	19.87

Outstanding at November 15, 2006	123	43.68

Forfeited	(116)	44.44

Outstanding at December 31, 2006	7	$30.05

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

13.	Stockholders’ Equity (continued):

Stock-based Compensation (continued):

Predecessor (continued):

As a result of the Transaction, effective as of November 16, 2006 all remaining outstanding stock options are only exercisable for $27.50 per share in cash (the Transaction purchase price per share). All of the stock options outstanding as of December 31, 2006, had an exercise price in excess of $27.50. Because these stock options were granted under the NCO Group, Inc. 1996 Stock Option Plan, the Company does not have the authority under that plan to cancel the remaining options. These options will expire according to their original terms unless previously exercised for $27.50 per share in cash.

The weighted-average fair value at date of grant of a common stock option during the period from January 1, 2006 through November 15, 2006 was $7.20. The total intrinsic value (market value on date of exercise less exercise price) of options exercised during the period from January 1, 2006 through November 15, 2006 was $23.3 million. For the period from January 1, 2006 through November 15, 2006, the Company had $20.0 million of excess cash tax benefit that was not recorded as a financing cash inflow due to the existence of net operating loss carryforwards.

Cash received from option exercises under all share-based payment arrangements for the period from January 1, 2006 through November 15, 2006 was $3.9 million. The actual tax benefit recognized for the tax deductions from predecessor option exercises under all share-based payment arrangements for the period from January 1, 2006 through November 15, 2006 was $496,000.

The Company recognizes the cost of stock option grants to employees over the vesting period based on their fair values. Compensation expense recognized related to stock option awards for the period from January 1, 2006 through November 15, 2006 was $2.1 million, including $1.5 million for the acceleration of vesting in connection with the Transaction.

The Company maintained an equity incentive plan under which certain employees and directors (“Participant”) were granted restricted share unit awards in the Company’s common stock (the “Restricted Stock Plan”). Awards of restricted share units were valued by reference to shares of common stock that entitled a Participant to receive, upon the settlement of the unit, one share of common stock for each unit. The awards vested over multiple cliff vesting periods and/or based on meeting performance-based targets, and did not have voting rights. The following summarizes the activity of the Restricted Stock Plan for the period from January 1, 2006 through November 15, 2006 (amounts in thousands, except per share amounts):

	Number of Non-vested Share Unit Awards	Weighted Average Grant Date Fair Value
Unvested awards at January 1, 2006	278	$21.34
Granted	17	25.69
Awards vested	(295)	21.59

Unvested awards at November 15, 2006	—	$—

Compensation expense recognized related to restricted share unit awards for the period from January 1, 2006 through November 15, 2006 was $5.0 million, including $3.6 million for the acceleration of vesting in connection with the Transaction. For the year ended December 31, 2005, the Company granted 139,321 shares of restricted share units with a weighted average price of $17.83 per share, and recorded compensation expense of $1.3 million.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

14.	Derivative Financial Instruments:

The Company enters into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These contracts are designated as cash flow hedges. The Company had forward exchange contracts for the purchase of $24.9 million and $114.1 million of Canadian dollars outstanding at December 31, 2007 and 2006, respectively, and 209.0 million Philippine pesos outstanding at December 31, 2007, all of which mature throughout 2008.

For the year ended December 31, 2007, the Company recorded unrealized net gains of $6.0 million ($3.9 million after tax) in “Other comprehensive income (loss)” for the change in fair value, and realized net gains of $3.8 million ($2.4 million after tax) were reclassified into earnings. For the period from January 1, 2006 through November 15, 2006, the Company recorded unrealized net gains of $2.5 million ($1.5 million after tax) in “Other comprehensive income (loss)” for the change in fair value, and realized net gains of $4.4 million ($2.8 million after tax) were reclassified into earnings. For the period from January 1, 2006 through November 15, 2006, the Company recorded net gains of $566,000 ($362,000 after tax) representing the ineffectiveness of certain cash flow hedges. For the period from July 13, 2006 through December 31, 2006, the Company recorded unrealized net losses of $2.5 million ($1.5 million after tax) in “Other comprehensive income (loss)” for the change in fair value, and realized net losses of $229,000 ($141,000 after tax) were reclassified into earnings. For the year ended December 31, 2005, the Company recorded unrealized net gains of $1.5 million ($933,000 after tax) in “Other comprehensive income (loss)” for the change in fair value, and realized net gains of $1.5 million ($943,000 after tax) were reclassified into earnings. The impact of the settlement of the Company’s foreign exchange cash flow hedges was recorded in “Payroll and related expenses,” “Selling, general and administrative expenses” and “Other income (expense)” in the statement of operations.

At December 31, 2007, the fair market value of all outstanding forward exchange contracts was a net asset of $51,000, $423,000 of which was included in “Other current assets” and $372,000 of which was included in “Other liabilities.” At December 31, 2006, the fair market value of all outstanding forward exchange contracts was a net liability of $4.1 million, which was included in “Other liabilities,” respectively. All of the accumulated gains and losses in “Other comprehensive income (loss)” related to foreign exchange cash flow hedges at December 31, 2007 and 2006 are expected to be reclassified into earnings within the next 12 months.

On November 30, 2006, the Company entered into interest rate swap agreements to minimize the impact of LIBOR fluctuations on interest payments on the Company’s floating rate debt. The interest rate swaps are designated as cash flow hedges. The interest rate swaps cover an aggregate notional amount of $189.0 million and were effective as of February 2007. The Company is required to pay the counterparties quarterly interest payments at a weighted average fixed rate of 4.77 percent, and receives from the counterparties variable quarterly interest payments based on LIBOR. The net interest paid or received is included in interest expense. For the year ended December 31, 2007, the Company recorded unrealized net losses of $2.3 million ($1.5 million after tax) in “Other comprehensive income (loss)” for the change in fair value, and realized net gains of $969,000 ($630,000 after tax) were reclassified into earnings. As of December 31, 2007, the fair market value of the interest rate swaps was a net liability of $3.3 million, which was included in “Other liabilities.”

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

14.	Derivative Financial Instruments (continued):

The Company’s nonrecourse credit facility relating to purchased accounts receivable contains contingent payments that are accounted for as embedded derivatives. The contingent payment is equal to a percentage of collections received after principal and interest, unless otherwise negotiated, net of servicing fees and other related charges. At December 31, 2007 and 2006, the estimated fair value of the embedded derivative was $9.6 million and $10.8 million, respectively. The embedded derivative for each portfolio purchase is subject to market rate revaluation each period. Absent a readily available market for such embedded derivatives, the Company principally bases its revaluation on similar current period portfolio purchases’ underlying yields and cash flow changes. Changes in the fair market value of the embedded derivatives are recorded in “Interest expense” on the statement of operations. During the year ended December 31, 2007 a decrease of $2,000 was recorded to reflect the revaluation of the embedded derivatives. During the periods from January 1, 2006 through November 15, 2006 and July 13, 2006 through December 31, 2006, an increase of $162,000 and a decrease of $5,000, respectively, was recorded to reflect the revaluation of the embedded derivatives.

The Company enters into interest rate cap contracts to minimize the impact of LIBOR fluctuations on transactions and cash flows. The Company had interest rate caps covering a notional amount of $157.0 million at December 31, 2007, with a weighted average LIBOR cap rate of 6.00 percent, which mature on January 6, 2009. The interest rate caps are not designated as cash flow hedges, and, accordingly, changes in fair market value, if any, are recorded in “Other income (expense)” in the statement of operations. As of December 31, 2007 and 2006, the fair market value of all outstanding interest rate caps was $13,000 and $83,000, respectively, which was included in “Other assets.”

15.	Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Cash Equivalents, Trade Accounts Receivable, and Accounts Payable:

The carrying amount reported in the balance sheets approximates fair value because of the short maturity of these instruments.

Purchased Accounts Receivable:

The Company records purchased accounts receivable at cost, which is discounted from the contractual receivable balance. The carrying value of purchased accounts receivable, which is estimated based upon future cash flows, approximates fair value at December 31, 2007 and 2006.

Notes Receivable:

The Company had notes receivable of $8.6 million and $8.9 million as of December 31, 2007 and 2006, respectively. The carrying amounts reported in the balance sheets, included in current and long-term other assets, approximated market rates for notes with similar terms and maturities, and, accordingly, the carrying amounts approximated fair value.

Long-Term Debt:

The stated interest rates of the Company’s debt approximate market rates for debt with similar terms and maturities, and, accordingly, the carrying amounts approximate fair value. As of December 31, 2007, the Company’s Senior Notes and Senior Subordinated Notes had fair values of $158.4 million and $186.0 million, respectively.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

16.	Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	Successor		Predecessor
	For the Year Ended December 31, 2007	Period from July 13 through December 31, 2006	Period from January 1 through November 15, 2006	For the Year Ended December 31, 2005
Cash paid for interest	$94,671	$6,978	$26,806	$21,934
Cash paid for income taxes	2,872	5,816	2,209	15,539
Noncash investing and financing activities:
Fair value of assets acquired	6,317	1,657,361	4,911	252,600
Liabilities assumed from acquisitions	966	399,630	1,615	38,790
Estimated earnout payment for acquisitions	14,775	—	—	—
Nonrecourse borrowings to purchase accounts receivable	—	—	1,025	17,213
Dissolution of securitized nonrecourse debt and other assets	—	—	—	6,399
Contribution of note receivable for acquisition	—	—	—	5,154
Elimination of equity investment in connection with acquisition	—	—	—	2,780
Adjustment to acquired assets and liabilities	(3,508)	—	7,465	3,820
Deferred compensation from restricted stock units	—	—	—	2,523
Disposal of fixed assets	916	—	1,336	1,128

Nonrecourse borrowings to purchase accounts receivable represent Portfolio Management’s purchases of large accounts receivable portfolios financed through the nonrecourse credit facility prior to August 2005. These borrowings were noncash transactions since the lender sent payments directly to the seller of the accounts. After August 2005, all borrowings under the nonrecourse credit facility were sent directly to the Company.

17.	Employee Benefit Plans:

The Company has a savings plan under Section 401(k) of the Internal Revenue Code, referred to as the Plan, for its U.S. employees. The Plan allows all eligible employees to defer up to 15 percent of their income on a pretax basis through contributions to the Plan, subject to limitations under Section 401(k) of the Internal Revenue Code. The Company will provide a matching contribution of 25 percent of the first six percent of an employee’s contribution. The Company also has similar type plans for its international employees. The charge to operations for the matching contributions was $1.9 million for the year ended December 31, 2007. The charges to operations for the matching contributions were $1.1 million and $265,000 for the periods from January 1, 2006 through November 15, 2006 and July 13, 2006 through December 31, 2006, respectively, and $2.7 million for the year ended December 31, 2005.

The Company has a deferred compensation plan, referred to as the Deferred Compensation Plan, to permit eligible employees of the Company to defer receipt and taxation of their compensation from the Company each year up to the limit in effect under Section 402(g) of the Internal Revenue Code, less amounts contributed to the Deferred Compensation Plan. The Company, at its discretion, may make a contribution that will be allocated among participants in proportion to their deferrals for such year. All executive officers and other key employees designated by the Company are eligible to participate in the Deferred Compensation Plan.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

18.	Commitments and Contingencies:

Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications companies, a foreign labor subcontractor in India, and other vendors that require minimum purchase commitments. These agreements expire between 2008 and 2010. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

2008	$23,202
2009	10,403
2010	7,936

$41,541

The Company incurred $60.6 million of expense in connection with these purchase commitments for the year ended December 31, 2007. The Company incurred $52.1 million and $6.7 million of expense in connection with these purchase commitments for the periods from January 1, 2006 through November 15, 2006 and July 13, 2006 through December 31, 2006, respectively, and $48.4 million of expense for the year ended December 31, 2005.

Forward-Flow Agreements:

The Company has several fixed price agreements, or forward-flows, that obligate the Company to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. At December 31, 2007, the Company had forward-flows aggregating up to approximately $12.0 million per month, expiring between March 2008 and December 2012. The terms of the agreements vary; some may be terminated with either 30, 60 or 90 day written notice.

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

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

18.	Commitments and Contingencies (continued):

Litigation and Investigations (continued):

Tax Matters:

In 2004, the Company received notice of a proposed reassessment from a foreign taxing authority relating to certain matters occurring from 1998 through 2001 regarding one of the Company’s subsidiaries. In September 2006, the Company received the formal notice of reassessment in the amount of $17.2 million including interest and penalties, converted as of December 31, 2007 ($14.6 million converted as of December 31, 2006), and in December 2006 the Company paid a deposit of $8.5 million including interest. The Company maintains a reserve that it believes is adequate to address its exposure to this matter and has contested the reassessement.

The Company is under audit by the State of Texas for alleged improper collection of state sales tax on collection services. Under Texas law, both client and debtor need to be within the state to create a taxable transaction. The State of Texas issued an initial assessment, which was subsequently reduced to approximately $3.5 million after working with the Company’s clients. The Company’s contracts with its clients generally require the clients to reimburse the Company for sales taxes.

New York and Texas Attorneys General:

In August 2006, the Company received a subpoena from the New York Attorney General and in April 2007 the Company received a subpoena from the Texas Attorney General requesting information relating to the Company’s debt collection practices in such states. The Company has responded to such inquires or investigations and provided certain information to the respective Attorneys General offices. The Company believes it is in compliance with the state laws of New York and Texas relating to debt collection practices in all material respects. However no assurance can be given that any such inquiries or investigations will not result in a formal investigation or an enforcement action. Any such enforcement actions could result in fines as well as the suspension or termination of the Company’s ability to conduct business in such states.

Other:

The Company is involved in other legal proceedings, regulatory investigations and tax examinations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings, regulatory investigations or tax examinations will have a materially adverse effect on the financial condition or results of operations of the Company.

19.	Segment Reporting:

As of December 31, 2007, the Company’s business consisted of three operating divisions: ARM, CRM and Portfolio Management. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies.”

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

19.	Segment Reporting (continued):

ARM provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM serves clients of all sizes in local, regional and national markets in the United States, Canada, the United Kingdom and Australia. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. For the years ended December 31, 2007, 2006 and 2005, ARM received $654.1 million, $687.3 million and $670.5 million, respectively, of revenue from U.S. customers, $43.4 million, $36.0 million and $31.9 million, respectively, of revenue from Canadian customers and $24.3 million, $25.5 million and $14.7 million, respectively, of revenue from U.K. customers. For the years ended December 31, 2007 and 2006, ARM received $14.7 million and $3.5 million, respectively, of revenue from Australian customers. ARM also provides accounts receivable management services to Portfolio Management. ARM recorded revenue of $109.1 million from these services for the year ended December 31, 2007. ARM recorded revenue of $101.8 million and $12.0 million for these services for the periods from January 1, 2006 through November 15, 2006 and July 13, 2006 through December 31, 2006, respectively, and $87.0 million for these services for the year ended December 31, 2005. Included in ARM’s intercompany revenue for the years ended December 31, 2007 and 2006, was $12.8 million and $10.3 million, respectively, of commissions from the sale of portfolios by Portfolio Management.

The CRM division provides customer relationship management services to clients in the United States, Canada and Latin America through offices in the United States, Canada, the Philippines, Panama and Barbados. The Company’s acquisition of Star Contact in December 2006 was included in the CRM segment. For the years ended December 31, 2007, 2006 and 2005, CRM received $312.0 million, $238.5 million and $186.0 million, respectively, from U.S. customers and $16.6 million, $12.7 million and $4.4 million, respectively, from Canadian customers. In November 2006, CRM began providing certain services to ARM. CRM recorded revenue of $532,000 for these services for the year ended December 31, 2007, and $9,000 and $354,000 for these services for the periods from January 1, 2006 through November 15, 2006 and July 13, 2006 through December 31, 2006, respectively.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies and other consumer oriented companies.

The following tables present the revenue, payroll and related expenses, selling, general and administrative expenses, income from operations before depreciation, and amortization, total assets, net of any intercompany balances and capital expenditures for each segment.

	Successor
	For the Year Ended December 31, 2007 (amounts in thousands)
	ARM	CRM	Portfolio Management	Eliminations	Total
Revenue	$845,620	$328,560	$150,909	$(109,642)	$1,215,447
Payroll and related expenses	391,332	246,655	7,651	(532)	645,106
Selling, general and admin. expenses	364,173	54,323	112,708	(109,110)	422,094

Income from operations before depreciation and amortization	$90,115	$27,582	$30,550	$—	$148,247

Total assets, net of intercompany balances	$864,351	$340,893	$423,395	$—	$1,628,639
Capital expenditures	$15,631	$9,813	$2	$—	$25,446

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

19.	Segment Reporting (continued):

	Successor
	For the period from July 13 through December 31, 2006 (amounts in thousands)
	ARM	CRM	Portfolio Management	Eliminations	Total
Revenue	$103,920	$35,213	$13,489	$(12,326)	$140,296
Payroll and related expenses	47,797	28,167	1,001	(354)	76,611
Selling, general and admin. expenses	42,267	5,576	11,906	(11,972)	47,777

Income from operations before depreciation and amortization	$13,856	$1,470	$582	$—	$15,908

Total assets, net of intercompany balances	$932,204	$287,750	$424,185	$—	$1,644,139
Capital expenditures	$2,044	$202	$—	$—	$2,246

	Predecessor
	For the period from January 1 through November 15, 2006 (amounts in thousands)
	ARM	CRM	Portfolio Management	Eliminations	Total
Revenue	$762,141	$215,949	$173,474	$(101,763)	$1,049,801
Payroll and related expenses	371,384	175,401	7,107	(9)	553,883
Selling, general and admin. expenses	326,636	39,148	111,120	(101,754)	375,150
Restructuring charges	12,297	468	—	—	12,765

Income from operations before depreciation and amortization	$51,824	$932	$55,247	$—	$108,003

Capital expenditures	$28,870	$11,925	$—	$—	$40,795

	Predecessor
	For the year ended December 31, 2005 (amounts in thousands)
	ARM	CRM	Portfolio Management	Eliminations	Total
Revenue	$804,484	$190,400	$144,719	$(87,320)	$1,052,283
Payroll and related expenses	377,314	145,892	5,726	—	528,932
Selling, general and admin. expenses	336,983	35,450	91,493	(87,320)	376,606
Restructuring charges	8,775	846	—	—	9,621

Income from operations before depreciation and amortization	$81,412	$8,212	$47,500	$—	$137,124

Total assets, net of intercompany balances	$842,581	$201,704	$283,677	$—	$1,327,962
Capital expenditures	$28,027	$15,472	$—	$—	$43,499

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

20.	Related Party Transactions:

During 2005 and from January 1, 2006 through November 15, 2006, the compensation of Michael J. Barrist, President, and Chief Executive Officer of NCO, included the personal use by Mr. Barrist of 25 hours per year of an aircraft partly owned by the Company. Mr. Barrist reimbursed the Company for his personal use of the aircraft in excess of 25 hours. For the period from January 1, 2006 through November 15, 2006, Mr. Barrist reimbursed the Company $203,000, and for the year ended December 31, 2005, Mr. Barrist reimbursed the Company $100,000 for his personal use of the aircraft. Under Mr. Barrist’s new employment agreement, which was effective November 15, 2006, Mr. Barrist is entitled to 150 hours per year on the aircraft for both business and personal use, as determined by Mr. Barrist in his discretion.

In connection with the Transaction, the Company paid OEP a transaction fee of $18.8 million, which is included in the $68.5 million total Transaction costs (note 4). Following the Transaction, the Company pays OEP a management fee of $3.0 million per year, plus reimbursement of expenses, for management, advice and related services.

OEP is an affiliate of JP Morgan Chase & Co. (“JPM”), and JPM is a client of the Company. For the year ended December 31, 2007, the Company received fees of $10.0 million for providing services to JPM. For the periods from January 1, 2006 through November 15, 2006 and July 13, 2006 through December 31, 2006, the Company received fees for providing services to JPM of $5.9 million and $965,000, respectively, and for the year ended December 31, 2005, the Company received fees $7.9 million. At December 31, 2007 and 2006, the Company had accounts receivable of $138,000 and $177,000, respectively, due from JPM. Additionally, affiliates of Citigroup are co-investors of the Company, and Citigroup is a client of the Company. For the year ended December 31, 2007, the Company received fees of $33.5 million for providing services to Citigroup. For the periods from January 1, 2006 through November 15, 2006 and July 13, 2006 through December 31, 2006, the Company received fees for providing services to Citigroup of $28.5 million and $3.9 million, respectively, and for the year ended December 31, 2005, the Company received fees for providing services to Citigroup of $31.9 million. At December 31, 2007 and 2006, the Company had accounts receivable of $1.9 million and $2.0 million, respectively, due from Citigroup.

21.	Recently Issued and Proposed Accounting Pronouncements:

FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value and provides guidance for measuring assets and liabilities at fair value. This statement also expands the disclosure requirements about the use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, which defers the effective date of SFAS No. 157 for non-financial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. Accordingly, the Company adopted the standard for financial assets and liabilities on January 1, 2008, and it did not have a material impact on its financial statements.

FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”:

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits the choice, at specified election dates, to measure certain financial instruments and other items at fair value, which are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS 159 will have a material impact on its financial statements.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

21.	Recently Issued and Proposed Accounting Pronouncements (continued):

FASB Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”:

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces FASB Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). While SFAS 141(R) retains the fundamental requirements of SFAS 141 to use the purchase method for acquisitions, it broadens the scope to apply this method to all transactions in which one entity obtains control over one or more other businesses. Among other things, SFAS 141(R) requires that acquired businesses be recognized at their fair values at the date of acquisition, acquisition-related costs to be recognized separately from the acquisition, contingent assets and liabilities to be recognized at fair value at the date of acquisition and restructuring costs of the acquirer to be recognized separately from the acquisition. SFAS 141 (R) is effective for business combinations effected on or after the first annual reporting period beginning on or after December 31, 2008, with early adoption prohibited. The Company has not completed its review and assessment of the impact of the adoption of SFAS 141(R).

FASB Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”:

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS 160”). This statement establishes accounting and reporting standards that require a noncontrolling interest, or minority interest, in a subsidiary to be presented in the equity section of the consolidated balance sheet, net income attributable to the parent and to the noncontrolling interest to be presented on the consolidated statement of income and sufficient disclosures to clearly distinguish between the interests of the parent and the noncontrolling interest, among other requirements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company has not completed its review and assessment of the impact of the adoption of SFAS 160.

FASB Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” referred to as SFAS 161. This statement requires enhanced disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently reviewing the standard to assess the impact of the adoption of SFAS 161.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

22.	Subsequent Events:

In January 2008, the Company acquired Systems & Services Technologies, Inc. (“SST”), a leading third-party consumer receivable servicer, for $13.4 million, plus a potential $10 million earn-out payment, subject to certain post-closing adjustments. SST was a wholly owned subsidiary of JPM.

In February 2008, the Company acquired Outsourcing Solutions Inc. (“OSI”), a leading provider of business process outsourcing services, specializing primarily in accounts receivable management services, for $325.0 million in cash, subject to certain post-closing adjustments.

In connection with the OSI acquisition, in February 2008 the Company amended its senior credit facility to, among other things, add $139.0 million to the term loan. Following the amendment, term loan borrowings will bear interest at a rate equal to, at the option of the Company, (i) the higher of the prime rate or the federal funds rate plus 0.50 percent, plus a margin of 3.00 percent to 3.25 percent, based on the Company’s funded debt to EBITDA ratio; or (ii) LIBOR plus a margin of 4.00 percent to 4.25 percent, based on the Company’s funded debt to EBITDA ratio.

Also in connection with the OSI acquisition, the Company increased its authorized capital to the following amounts: 6,500,000 shares of preferred stock; 800,000 shares of Class L common stock; and 4,500,000 shares of Class A common stock. The Company privately placed 802,262 shares of preferred stock, 33,338 shares of Class L common stock and 1,011,162 shares of Class A common stock for an aggregate purchase price of $210.0 million. The entire amount of proceeds was used to acquire OSI.

23.	Allowance for Doubtful Accounts:

The following table presents the activity in the allowance for doubtful accounts (amounts in thousands):

	Balance at beginning of year	Additions		Deductions (1)	Balance at end of year
		Charged to costs and expenses	Charged to other accounts
Successor:
Year ended December 31, 2007:
Allowance for doubtful accounts	$—	$4,806	$—	$(1,669)	$3,137

Period from July 13, 2006 through December 31, 2006:
Allowance for doubtful accounts	$—	$—	$—	$—	$—

Predecessor:
Period from January 1, 2006 through November 15, 2006:
Allowance for doubtful accounts	$8,079	$3,931	$—	$(2,555)	$9,455

Year ended December 31, 2005:
Allowance for doubtful accounts	$7,878	$3,369	$—	$(3,168)	$8,079

(1)	Uncollectible accounts written off, net of recoveries.

24.	Subsidiary Guarantor Financial Information:

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

24. Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

December 31, 2007

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$13,608	$13,528	$—	$27,136
Accounts receivable, trade, net of allowance for doubtful accounts	—	132,515	21,414	—	153,929
Purchased accounts receivable, current portion	—	7,899	64,718	—	72,617
Deferred income taxes	430	16,160	(139)	—	16,451
Prepaid expenses and other current assets	1,830	20,128	9,512	—	31,470

Total current assets	2,260	190,310	109,033	—	301,603

Property and equipment, net	—	74,334	45,880	—	120,214

Other assets:
Goodwill	—	545,543	69,201	—	614,744
Trade name	—	93,766	2,847	—	96,613
Customer relationships and other intangible assets, net of accumulated amortization	—	250,247	29,855	—	280,102
Purchased accounts receivable, net of current portion	—	18,038	154,930	—	172,968
Deferred income taxes	—	—	—	—	—
Investment in subsidiaries	760,116	89,557	—	(849,673)	—
Other assets	17,303	23,192	1,900	—	42,395

Total other assets	777,419	1,020,343	258,733	(849,673)	1,206,822

Total assets	$779,679	$1,284,987	$413,646	$(849,673)	$1,628,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$9,341	$209	$15,094	$—	$24,644
Intercompany (receivable) loan	(188,345)	91,563	96,782	—	—
Accounts payable	750	13,783	4,358	—	18,891
Accrued expenses	9,566	59,310	21,503	—	90,379
Accrued compensation and related expenses	—	18,741	13,948	—	32,689

Total current liabilities	(173,379)	183,606	151,685	—	161,912

Long-term liabilities:
Long-term debt, net of current portion	627,604	236,096	39,352	—	903,052
Deferred income taxes	(45,193)	141,819	30,418	—	127,044
Other long-term liabilities	619	4,881	12,155	—	17,655
Minority interest	—	—	48,948	—	48,948

Stockholders’ equity	365,337	718,585	131,088	(849,673)	365,337

Total liabilities and stockholders’ equity	$779,679	$1,284,987	$413,646	$(849,673)	$1,628,639

24. Subsidiary Guarantor Financial Information (continued):

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

24. Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Year Ended December 31, 2007

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Services	$—	$1,071,971	$348,696	$(358,726)	$1,061,941
Portfolio	—	32,804	99,609	—	132,413
Portfolio sales	—	6,474	14,619	—	21,093

Total revenues	—	1,111,249	462,924	(358,726)	1,215,447

Operating costs and expenses:
Payroll and related expenses	13	659,354	234,121	(248,382)	645,106
Selling, general and administrative expenses	3,883	354,239	174,316	(110,344)	422,094
Depreciation and amortization expense	—	71,397	25,857	—	97,254

Total operating costs and expenses	3,896	1,084,990	434,294	(358,726)	1,164,454

(Loss) income from operations	(3,896)	26,259	28,630	—	50,993

Other income (expense):
Interest and investment income	(10)	1,247	810	—	2,047
Interest expense	(65,638)	(20,838)	(8,558)	—	(95,034)
Interest (expense) income to affiliate	(5,923)	12,655	(6,732)	—	—
Subsidiary income	9,977	3,405	—	(13,382)	—
Other income	—	3,282	—	—	3,282

	(61,594)	(249)	(14,480)	(13,382)	(89,705)

(Loss) income before income taxes	(65,490)	26,010	14,150	(13,382)	(38,712)

Income tax (benefit) expense	(38,114)	20,006	4,037	—	(14,071)

(Loss) income before minority interest	(27,376)	6,004	10,113	(13,382)	(24,641)

Minority interest	—	—	(2,735)	—	(2,735)

Net (loss) income	$(27,376)	$6,004	$7,378	$(13,382)	$(27,376)

24. Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Period from July 13, 2006 (date of inception) through December 31, 2006

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Services	$—	$131,389	$37,845	$(42,495)	$126,739
Portfolio	—	620	12,937	—	13,557

Total revenues	—	132,009	50,782	(42,495)	140,296

Operating costs and expenses:
Payroll and related expenses	2	80,436	26,696	(30,523)	76,611
Selling, general and administrative expenses	458	40,933	18,358	(11,972)	47,777
Depreciation and amortization expense	—	8,974	2,574	—	11,548

Total operating costs and expenses	460	130,343	47,628	(42,495)	135,936

Income from operations	(460)	1,666	3,154	—	4,360

Other income (expense):
Interest and investment income	17	(63)	346	—	300
Interest expense	(11,437)	(2,098)	(1,423)	—	(14,958)
Interest income (expense) to affiliate	(3,260)	3,608	(348)	—	—
Subsidiary income	3,279	770	—	(4,049)	—
Other income	—	113	—	—	113

	(11,401)	2,330	(1,425)	(4,049)	(14,545)

(Loss) income before income tax expense	(11,861)	3,996	1,729	(4,049)	(10,185)

Income tax (benefit) expense	(5,296)	866	653	—	(3,777)

(Loss) income before minority interest	(6,565)	3,130	1,076	(4,049)	(6,408)

Minority interest	—	—	(157)	—	(157)

Net (loss) income	$(6,565)	$3,130	$919	$(4,049)	$(6,565)

24. Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Income

For the Period from January 1, 2006 through November 15, 2006

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Services	$—	$926,785	$256,983	$(308,430)	$875,338
Portfolio	—	38,180	113,526	—	151,706
Portfolio sales	—	10,762	11,995	—	22,757

Total revenues	—	975,727	382,504	(308,430)	1,049,801

Operating costs and expenses:
Payroll and related expenses	173	581,174	179,212	(206,676)	553,883
Selling, general and administrative expenses	6,187	330,728	139,989	(101,754)	375,150
Restructuring charge	—	10,792	1,973	—	12,765
Depreciation and amortization expense	230	33,225	13,240	—	46,695

Total operating costs and expenses	6,590	955,919	334,414	(308,430)	988,493

Income from operations	(6,590)	19,808	48,090	—	61,308

Other income (expense):
Interest and investment income	101	1,216	519	—	1,836
Interest expense	(8,639)	(5,877)	(12,127)	—	(26,643)
Interest (expense) income to affiliate	(32,064)	34,280	(2,216)	—	—
Subsidiary income	51,768	15,187	—	(66,955)	—
Other income	—	3,165	—	—	3,165

	11,166	47,971	(13,824)	(66,955)	(21,642)

Income before income tax expense	4,576	67,779	34,266	(66,955)	39,666

Income tax expense	(16,458)	18,688	12,512	—	14,742

Income before minority interest	21,034	49,091	21,754	(66,955)	24,924

Minority interest	—	—	(3,890)	—	(3,890)

Net income	$21,034	$49,091	$17,864	$(66,955)	$21,034

24. Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Income

For the Year Ended December 31, 2005

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Services	$—	$946,027	$232,822	$(272,591)	$906,258
Portfolio	—	57,916	75,952	—	133,868
Portfolio sales	—	10,596	1,561	—	12,157

Total revenues	—	1,014,539	310,335	(272,591)	1,052,283

Operating costs and expenses:
Payroll and related expenses	12	549,456	163,916	(184,452)	528,932
Selling, general and administrative expenses	999	359,678	104,068	(88,139)	376,606
Restructuring charge	—	7,819	1,802	—	9,621
Depreciation and amortization expense	1,506	33,443	10,838	—	45,787

Total operating costs and expenses	2,517	950,396	280,624	(272,591)	960,946

Income from operations	(2,517)	64,143	29,711	—	91,337

Other income (expense):
Interest and investment income	(574)	3,192	544	—	3,162
Interest expense	(9,804)	(2,004)	(10,807)	—	(22,615)
Interest (expense) income to affiliate	(20,110)	22,222	(2,112)	—	—
Subsidiary income	65,973	7,764	—	(73,737)	—
Other income	—	30	—	—	30

	35,485	31,204	(12,375)	(73,737)	(19,423)

Income before income tax expense	32,968	95,347	17,336	(73,737)	71,914

Income tax expense	(11,551)	31,697	6,036	—	26,182

Income before minority interest	44,519	63,650	11,300	(73,737)	45,732

Minority interest	—	—	(1,213)	—	(1,213)

Net income	$44,519	$63,650	$10,087	$(73,737)	$44,519

24. Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(35,328)	$71,246	$15,628	$51,546

Cash flows from investing activities:
Purchases of accounts receivable	—	(7,955)	(117,328)	(125,283)
Collections applied to principal of purchased accounts receivable	—	8,196	69,032	77,228
Proceeds from sales and resales of purchased accounts receivable	—	11,318	32,843	44,161
Purchases of property and equipment	—	(17,063)	(8,383)	(25,446)
Proceeds from notes receivable	—	1,131	—	1,131
Net cash paid for acquisitions and related costs	—	(4,408)	(4,473)	(8,881)

Net cash used in investing activities	—	(8,781)	(28,309)	(37,090)

Cash flows from financing activities:
Repayment of notes payable	—	(78)	(45,623)	(45,701)
Borrowings under notes payable	—	235	41,334	41,569
Repayments under senior credit facility	(74,150)	—	—	(74,150)
Borrowings under senior credit facility	80,500	—	—	80,500
Borrowings under (repayment of) intercompany notes payable	21,684	(49,458)	27,774	—
Payment of fees to acquire debt	(200)	(835)	—	(1,035)
Investment in subsidiary by minority interest	—	—	2,359	2,359
Return of investment in subsidiary to minority interest	—	—	(6,934)	(6,934)

Net cash provided by (used in) financing activities	27,834	(50,136)	18,910	(3,392)

Effect of exchange rate on cash	7,155	—	(4,982)	2,173

Net (decrease) increase in cash and cash equivalents	(339)	12,329	1,247	13,237

Cash and cash equivalents at beginning of the period	339	1,279	12,281	13,899

Cash and cash equivalents at end of the period	$—	$13,608	$13,528	$27,136

24. Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Period from July 13, 2006 (date of inception) through December 31, 2006

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(9,077)	$(1,549)	$1,328	$(9,298)

Cash flows from investing activities:
Purchases of accounts receivable	—	(999)	(28,710)	(29,709)
Collections applied to principal of purchased accounts receivable	—	4,383	9,194	13,577
Proceeds from sales and resales of purchased accounts receivable	—	326	2,475	2,801
Purchases of property and equipment	—	(1,805)	(441)	(2,246)
Proceeds from notes receivable	—	82	—	82
Investment in subsidiary by minority interest	—	—	2,132	2,132
Distributions to minority interest	—	—	(241)	(241)
Net cash paid for acquisitions and related costs	(338,908)	(617,932)	(17,772)	(974,612)

Net cash used in investing activities	(338,908)	(615,945)	(33,363)	(988,216)

Cash flows from financing activities:
Repayment of notes payable	—	(646)	(4,142)	(4,788)
Borrowings under notes payable	—	—	5,096	5,096
Borrowings in connection with the Transaction	594,595	235,405	—	830,000
Repayment of borrowings under revolving credit agreement	(229,300)	—	—	(229,300)
Borrowings under revolving credit agreement	36,000	—	—	36,000
Repayment of intercompany notes payable	(432,229)	391,361	40,868	—
Payment of fees to acquire debt	(16,708)	(7,347)	—	(24,055)
Issuance of common stock	395,966	—	—	395,966

Net cash provided by financing activities	348,324	618,773	41,822	1,008,919

Effect of exchange rate on cash	—	—	2,494	2,494

Net increase in cash and cash equivalents	339	1,279	12,281	13,899

Cash and cash equivalents at beginning of the period	—	—	—	—

Cash and cash equivalents at end of the period	$339	$1,279	$12,281	$13,899

24. Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Period from January 1, 2006 through November 15, 2006

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(2,710)	$38,823	$73,559	$109,672

Cash flows from investing activities:
Purchases of accounts receivable	—	(8,552)	(73,287)	(81,839)
Collections applied to principal of purchased accounts receivable	—	17,650	53,324	70,974
Proceeds from sales and resales of purchased accounts receivable	—	11,580	18,971	30,551
Purchases of property and equipment	—	(29,275)	(11,520)	(40,795)
Proceeds from notes receivable	—	1,033	—	1,033
Investment in subsidiary by minority interest	—	—	16,720	16,720
Distributions to minority interest	—	—	(1,597)	(1,597)
Net cash paid for acquisitions and related costs	—	(1,928)	(6,662)	(8,590)

Net cash used in investing activities	—	(9,492)	(4,051)	(13,543)

Cash flows from financing activities:
Repayment of notes payable	—	(668)	(53,009)	(53,677)
Borrowings under notes payable	—	—	17,670	17,670
Repayment of borrowings under revolving credit agreement	(69,400)	(56,300)	—	(125,700)
Borrowings under revolving credit agreement	131,000	53,500	—	184,500
Repayment of convertible notes	(125,000)	—	—	(125,000)
Repayment of intercompany notes payable	55,830	(22,149)	(33,681)	—
Payment of fees to acquire debt	—	(12)	—	(12)
Issuance of common stock	3,939	—	—	3,939

Net cash (used in) provided by financing activities	(3,631)	(25,629)	(69,020)	(98,280)

Effect of exchange rate on cash	—	—	(1,180)	(1,180)

Net (decrease) increase in cash and cash equivalents	(6,341)	3,702	(692)	(3,331)

Cash and cash equivalents at beginning of the period	100	5,093	18,523	23,716

Cash and cash equivalents at end of the period	$(6,241)	$8,795	$17,831	$20,385

24. Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2005

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by operating activities	$1,593	$83,327	$4,630	$89,550

Cash flows from investing activities:
Purchases of accounts receivable	—	(16,985)	(28,758)	(45,743)
Collections applied to principal of purchased accounts receivable	—	30,362	39,203	69,565
Proceeds from sales and resales of purchased accounts receivable	—	11,489	4,391	15,880
Purchases of property and equipment	—	(32,127)	(11,372)	(43,499)
Net distribution from joint venture	—	4,464	—	4,464
Proceeds from notes receivable	—	1,147	—	1,147
Investment in subsidiary by minority interest	—	—	32,508	32,508
Net cash paid for acquisitions and related costs	—	(85,864)	(137,944)	(223,808)

Net cash used in investing activities	—	(87,514)	(101,972)	(189,486)

Cash flows from financing activities:
Repayment of notes payable	—	(19,428)	(27,326)	(46,754)
Borrowings under notes payable	—	—	36,688	36,688
Repayment of borrowings under revolving credit agreement	(32,500)	(15,000)	—	(47,500)
Borrowings under revolving credit agreement	6,900	148,600	—	155,500
Repayment of intercompany notes payable	24,928	(58,645)	33,717	—
Investment in non-guarantor subsidiaries	—	(58,243)	58,243	—
Payment of fees to acquire debt	(1,237)	(257)	—	(1,494)
Issuance of common stock	308	—	891	1,199

Net cash (used in) provided by financing activities	(1,601)	(2,973)	102,213	97,639

Effect of exchange rate on cash	—	—	(321)	(321)

Net (decrease) increase in cash and cash equivalents	(8)	(7,160)	4,550	(2,618)

Cash and cash equivalents at beginning of the period	108	12,253	13,973	26,334

Cash and cash equivalents at end of the period	$100	$5,093	$18,523	$23,716