Form 10-Q
period 2008-03-31
NCO Group, Inc.
filed 2008-05-15
CIK 1397772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 333-144067; 333-144068; 333-150885

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of May 14, 2008 was: 2,960,082 shares of Class A common stock, $0.01 par value and 401,694 shares of Class L common stock, $0.01 par value.

NCO GROUP, INC.

Part I. Financial Information

Item 1.	Financial Statements

NCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$46,555	$31,283
Accounts receivable, trade, net of allowance for doubtful accounts of $2,315 and $3,137, respectively	228,340	183,444
Purchased accounts receivable, current portion, net of allowance for impairment of $31,127 and $24,962, respectively	75,683	72,617
Deferred income taxes	29,055	16,279
Prepaid expenses and other current assets	58,915	32,744

Total current assets	438,548	336,367

Funds held on behalf of clients

Property and equipment, net	148,850	134,459

Other assets:
Goodwill	847,070	614,744
Trade names	104,778	96,613
Customer relationships and other intangible assets, net of accumulated amortization	374,601	280,102
Purchased accounts receivable, net of current portion	185,202	172,968
Other assets	55,377	42,746

Total other assets	1,567,028	1,207,173

Total assets	$2,154,426	$1,677,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$24,786	$24,644
Income taxes payable	14,265	—
Accounts payable	17,562	21,457
Accrued expenses	142,439	94,151
Accrued compensation and related expenses	63,419	32,217
Deferred revenue	45,152	1,427

Total current liabilities	307,623	173,896

Funds held on behalf of clients

Long-term liabilities:
Long-term debt, net of current portion	1,048,183	903,052
Deferred income taxes	141,926	126,403
Other long-term liabilities	17,992	17,655

Minority interest	49,655	48,948

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 6,500 shares authorized, 2,282 and 1,408 shares issued and outstanding, respectively	22	14
Class L common stock, par value $0.01 per share, 800 and 400 shares authorized, 402 and 364 shares issued and outstanding, respectively	4	4
Class A common stock, par value $0.01 per share, 4,500 and 2,750 shares authorized, 2,960 and 1,822 shares issued and outstanding, respectively	30	18
Additional paid-in capital	716,039	518,089
Accumulated other comprehensive (loss) income	(4,897)	2,835
Accumulated deficit	(122,151)	(112,915)

Total stockholders’ equity	589,047	408,045

Total liabilities and stockholders’ equity	$2,154,426	$1,677,999

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
Revenues:
Services	$335,045	$291,277
Portfolio	28,700	43,247
Portfolio sales	823	614

Total revenues	364,568	335,138

Operating costs and expenses:
Payroll and related expenses	196,419	172,107
Selling, general and administrative expenses	128,818	116,360
Depreciation and amortization expense	27,786	24,928
Restructuring charges	2,641	—

Total operating costs and expenses	355,664	313,395

Income from operations	8,904	21,743

Other income (expense):
Interest income	280	1,393
Interest expense	(22,407)	(24,342)
Other income (expense), net	418	(680)

Total other income (expense)	(21,709)	(23,629)

Loss before income taxes	(12,805)	(1,886)
Income tax benefit	(3,896)	(1,556)

Loss before minority interest	(8,909)	(330)
Minority interest	(327)	(2,120)

Net loss	$(9,236)	$(2,450)

See accompanying notes.

NCO GROUP, INC

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
Cash flows from operating activities:
Net loss	$(9,236)	$(2,450)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation and amortization	27,786	24,928
Amortization of purchased servicing rights	—	111
Stock-based compensation	127	107
Amortization of deferred training asset	633	532
Provision for doubtful accounts	831	1,760
Impairment of purchased accounts receivable	6,165	—
Gain on sale of purchased accounts receivable	(823)	(614)
Loss on disposal of property, equipment and other net assets	631	11
Other	(397)	(50)
Parent remittance on behalf of SST	—	639
Minority interest	327	2,120
Deferred income taxes	(17,820)	(1,360)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, trade	4,092	(12,778)
Other assets	(8,905)	1,265
Accounts payable and accrued expenses	10,990	5,185
Income taxes payable	(2,807)	(291)
Other long-term liabilities	246	160

Net cash provided by operating activities	29,650	19,275

Cash flows from investing activities:
Purchases of accounts receivable	(39,368)	(37,602)
Collections applied to principal of purchased accounts receivable	22,441	25,156
Proceeds from sales and resales of purchased accounts receivable	860	1,720
Purchases of property and equipment	(7,920)	(6,670)
Proceeds from notes receivable	290	307
Investment revenue bond maturities	—	26
Net cash paid for acquisitions and related costs	(323,598)	(3,221)

Net cash used in investing activities	(347,295)	(20,284)

Cash flows from financing activities:
Repayment of notes payable	(11,103)	(14,289)
Borrowings under notes payable	10,397	14,286
Repayment of borrowings under senior credit facility	(58,205)	(23,325)
Borrowings under senior credit facility	205,000	29,000
Payment of fees to acquire debt	(9,148)	—
Investment in subsidiary by minority interest	1,816	518
Return of investment in subsidiary to minority interest	(3,347)	(747)
Principal payments on investment revenue bonds	—	(26)
Issuance of stock	210,000	—
Payment of dividends	(12,157)	—

Net cash provided by financing activities	333,253	5,417

Effect of exchange rate on cash	(336)	(240)

Net increase in cash and cash equivalents	15,272	4,168
Cash and cash equivalents at beginning of the period	31,283	20,703

Cash and cash equivalents at end of the period	$46,555	$24,871

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

NCO is a holding company and conducts substantially all of its business operations through its subsidiaries. NCO is a leading global provider of business process outsourcing solutions, primarily focused on accounts receivable management (“ARM”) and customer relationship management (“CRM”). NCO provides services through over 100 offices in the United States, Canada, the Philippines, Panama, the Caribbean, India, the United Kingdom, Australia and Mexico. The Company provides services to more than 26,000 active clients, including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, retail and commercial, utilities, education, transportation/logistics, technology and government services. These clients are primarily located throughout the United States, Canada, the United Kingdom, Europe, Australia, Puerto Rico and Latin America. The Company’s largest client during the three months ended March 31, 2008, was in the financial services sector and represented 7.7 percent of the Company’s consolidated revenue for the three months ended March 31, 2008. The Company also purchases and collects past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies, and other consumer-oriented companies.

The Company’s business consists of three operating divisions: ARM, CRM and Portfolio Management.

2.	Accounting Policies:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and all subsidiaries and entities controlled by the Company. All intercompany accounts and transactions have been eliminated.

On January 2, 2008, the Company acquired Systems & Services Technologies, Inc. (“SST”), a third-party consumer receivable servicer. Prior to the acquisition, SST was a wholly owned subsidiary of JPMorgan Chase & Co. (“JPM”). JPM also wholly owns OEP, which as described above has had a controlling interest in the Company since the Transaction on November 15, 2006.

2.	Accounting Policies (continued):

Principles of Consolidation (continued):

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) states that a “business combination” excludes transfers of net assets or exchanges of equity interests between entities under common control. SFAS 141 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (“as-if pooling-of-interests”) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Because the Company and SST were under common control at the time of the SST acquisition, the transfer of assets and liabilities of SST were accounted for at historical cost in a manner similar to a pooling of interests. For financial accounting purposes, the acquisition is viewed as a change in reporting entity and, as a result, requires restatement of the Company’s financial statements for all periods subsequent to November 15, 2006, the date of the Transaction and the date at which common control of the Company and SST by JPM commenced.

Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2007 balance sheet was derived from audited financial statements of the Company and audited financial statements of SST, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as otherwise disclosed herein) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company’s business, operating results for the three-month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other interim period. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”).

Revenue Recognition:

ARM:

ARM contingency fee revenue is recognized upon collection of funds by NCO or its client. Fees for ARM contractual services are recognized as services are performed and earned under service arrangements with clients where fees are fixed or determinable and collectibility is reasonably assured. Deferred revenue in the accompanying balance sheet primarily relates to certain prepaid fees for letter services for which revenue is recognized when the letter services are provided or the time period for which the Company is obligated to provide the letter services has expired.

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

2.	Accounting Policies (continued):

Revenue Recognition (continued):

CRM (continued):

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

2.	Accounting Policies (continued):

Revenue Recognition (continued):

Portfolio Sales (continued):

The Company applies a financial components approach. Generally, that approach focuses on control of each of the various retained or sold interests or liabilities in a given financial asset sale to conclude when a sale has actually occurred as compared to a mere financing, and the accounting for any related rights retained and/or duties committed to on an ongoing basis, including servicing. Under that approach, after a transfer of financial assets, an entity allocates a portion of the original cost of the assets to the assets sold in determining any gain or loss, and to any servicing assets it retains, such as servicing rights or rights to residual interests. Gain or loss is reported in the period of the transfer, net of any liabilities the Company has incurred or will incur in the future. Assets retained are amortized over the appropriate useful life of the asset. If control has not been adequately transferred to the other party, the proceeds received are treated as a financing and no gain or loss is recorded at the time of the transfer.

Income Taxes:

For the three months ended March 31, 2008, the effective income tax rate decreased to 30.4 percent from 82.5 percent for the three months ended March 31, 2007, due to losses in domestic ARM and CRM businesses combined with income from certain foreign businesses which are not subject to income tax and less income attributable to minority interest.

Fair Value Measurement:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” referred to as SFAS 157. This statement defines fair value and provides guidance for measuring assets and liabilities at fair value. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007 and for nonfinancial assets and nonfinancial liabilities in fiscal years beginning after March 15, 2008. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and financial liabilities. The Company is currently evaluating the impact of the provisions of SFAS 157 that relate to nonfinancial assets and nonfinancial liabilities. Among other things, SFAS 157 requires enhanced disclosures about assets and liabilities carried at fair value (note 5). As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In connection with the evaluation of SFAS 157, the Company also evaluated the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides a business entity with an option to measure and report selected financial assets and liabilities at fair value, while requiring the entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements as described in the statement. As of the January 1, 2008 effective date, the Company elected not to apply SFAS 159 to any of its existing eligible assets or liabilities; therefore there was no impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

2.	Accounting Policies (continued):

Use of Estimates (continued):

On an ongoing basis, the Company compares the historical trends of each portfolio to projected collections. Future projected collections are then increased or decreased based in part on the actual cumulative performance of each portfolio. Management reviews each portfolio’s adjusted projected collections to determine if further upward or downward adjustment is warranted. Management regularly reviews the trends in collection patterns and uses its reasonable best efforts to improve the collections of under-performing portfolios. However, actual results will differ from these estimates and a material change in these estimates could occur within one reporting period (note 7).

Reclassifications:

Certain amounts have been reclassified for comparative purposes. For the three months ended March 31, 2007, the income tax benefit and minority interest were each increased by $717,000 to present minority interest on a pre-tax basis.

3.	Restructuring Charges:

In conjunction with an acquisition in September 2005 and streamlining the cost structure of the Company’s legacy operations, the Company recorded total restructuring charges of $22.4 million. These charges primarily related to the elimination of certain redundant facilities and severance costs. The balance of liabilities outstanding at March 31, 2008 was $2.7 million, which the Company expects to pay through 2011.

In conjunction with the acquisitions of Outsourcing Solutions Inc. (“OSI”) and Systems & Services Technologies, Inc. (“SST”) (note 4) and streamlining the cost structure of the Company’s legacy operations, the Company recorded restructuring charges of $2.6 million during the three months ended March 31, 2008. These charges primarily related to the elimination of certain redundant facilities and severance costs. The balance of liabilities outstanding at March 31, 2008 was $1.1 million. The Company currently expects to pay this remaining balance through 2010. The Company expects to take additional charges of approximately $7.0 million to $10.0 million during the remainder of 2008.

The following presents the activity in the accruals recorded for restructuring charges (amounts in thousands):

	Leases	Severance	Total
Balance at December 31, 2007	$3,259	$—	$3,259
Accruals	538	2,103	2,641
Cash payments	(802)	(1,008)	(1,810)
Property and equipment write-offs	(197)	—	(197)

Balance at March 31, 2008	$2,798	$1,095	$3,893

In connection with the Transaction, the Company recorded liabilities of $8.6 million for an exit plan the Company began to formulate prior to the Transaction date. These liabilities principally relate to facilities leases, severance and other costs. The following presents the activity in the accruals recorded for restructuring related expenses (amounts in thousands); the Company expects to pay the remaining balance through 2011:

	Leases	Severance	Total
Balance at December 31, 2007	$4,376	$971	$5,347
Cash payments	(262)	(98)	(360)
Leasehold improvement write-off	(418)	—	(418)

Balance at March 31, 2008	$3,696	$873	$4,569

4.	Business Combinations:

On February 29, 2008, the Company acquired OSI, a leading provider of business process outsourcing services, specializing primarily in accounts receivable management services, for $325.0 million in cash, subject to certain post-closing adjustments. The purchase price was financed in part by the issuance of 802,262 shares of the Company’s Series A 14% PIK Preferred Stock, 37,738 shares of Class L common stock and 1,012,262 shares of Class A common stock. The remainder of the purchase price was financed by borrowings of $139.0 million under the Company’s amended senior credit facility (note 10). Based on preliminary estimates, the Company allocated $107.6 million of the purchase price to the customer relationships, $8.3 million to the trade names, $747,000 to the non-compete agreements, and recorded goodwill of $227.6 million, which is non-deductible for tax purposes, in the ARM segment. As a result of the acquisition of OSI, the Company expects to expand its current customer base and strengthen its relationships with certain existing customers, expand its portfolio base and reduce the cost of operations through economies of scale. Therefore, the Company believes the preliminary allocation of a portion of the purchase price to goodwill is appropriate.

The following is a preliminary allocation of the purchase price to the assets acquired and liabilities assumed (amounts in thousands):

Purchase price	$325,000
Transaction costs	18,859
Cash	(25,908)
Accounts receivable	(49,454)
Purchased accounts receivable	(4,076)
Customer relationships	(107,561)
Trade names	(8,303)
Non-compete agreements	(747)
Property and equipment	(17,962)
Other assets	(30,917)
Current net deferred tax assets	(12,645)
Long-term net deferred tax liabilities	23,682
Accrued expenses and other liabilities	98,806
Accrued acquisition costs	18,869

Goodwill	$227,643

In connection with the OSI acquisition, the Company recorded liabilities of $18.9 million for an exit plan the Company began to formulate prior to the acquisition date. These liabilities principally relate to facilities leases, severance and other costs. The following presents the activity in the accruals recorded for restructuring related expenses (amounts in thousands); the Company expects to pay the remaining balance through 2014:

	Leases	Severance	Total
Accruals	$4,277	$14,592	$18,869
Cash payments	(265)	(2,281)	(2,546)

Balance at March 31, 2008	$4,012	$12,311	$16,323

4.	Business Combinations (continued):

On January 2, 2008, the Company acquired SST, a third-party consumer receivable servicer, for $13.4 million, subject to certain post-closing adjustments. The purchase price consisted of a cash payment of $8.1 million and the issuance of 22,484 shares of the Company’s Series A 14% PIK Preferred Stock. As described in note 2, since the Company and SST were under common control by JPM at the time of the SST acquisition, the transfer of assets and liabilities of SST were accounted for at historical cost in a manner similar to a pooling of interests. The $13.4 million of consideration paid to JPM for SST and the return of $4.0 million of cash that was not acquired was treated as dividends to JPM. In “as-if pooling-of-interests” accounting, financial statements of the previously separate companies for periods under common control prior to the combination are restated on a combined basis to furnish comparative information. Accordingly, the Company’s consolidated balance sheet as of December 31, 2007 and the consolidated statements of operations and cash flows for the three months ended March 31, 2007 have been restated to include SST’s financial position information as of December 31, 2007, and its results of operations and cash flows for the three months ended March 31, 2007. At December 31, 2007, SST added $50.2 million of total assets. For the three months ended March 31, 2007, SST added revenue and net loss of $16.8 million and $1.1 million, respectively.

The following summarizes the unaudited pro forma results of operations, assuming the OSI acquisition described above occurred as of the beginning of the respective periods, including the combination of SST’s historical results. The unaudited pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities (amounts in thousands):

	For the Three Months Ended March 31,
	2008	2007
Revenue	$435,479	$441,424
Net loss	(14,025)	(7,440)

As discussed in note 1, the Transaction was completed on November 15, 2006. The Transaction was financed by a combination of borrowings of $465.0 million under the Company’s Credit Facility, as defined in note 10, the issuance of $165.0 million of floating rate senior notes due 2013 and $200.0 million of 11.875 percent senior subordinated notes due 2014, and an equity investment of $396.0 million by OEP, Michael Barrist, other members of senior management and other co-investors.

On December 18, 2006, the Company acquired the assets of Star Contact (BVI) Ltd. and Call Center-Telemarketing Pro-Panama, S.A. (together “Star Contact”), a provider of outsourced, multi-lingual contact center and customer care services based in Panama City, Panama, for $36.2 million. The acquisition agreement contains a provision for annual earnout payments to be made to the seller, for each of the two years following the acquisition, provided that certain performance measures are met as of the end of each of the two years. During the year ended December 31, 2007, the Company recorded $14.8 million of additional purchase price, which is included in accrued expenses, for the first annual earnout payment.

During the three months ended March 31, 2008, the Company acquired several smaller companies, all of which were providers of ARM services, for an aggregate purchase price of $4.4 million which was paid in cash resulting in goodwill of approximately $4.4 million.

5.	Fair Value Measurement:

Effective January 1, 2008, the Company adopted SFAS 157. Among other things, SFAS 157 requires enhanced disclosures about assets and liabilities carried at fair value. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when measuring fair value of its assets and liabilities. In accordance with SFAS 157, the Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable (“Level 1”), market corroborated (“Level 2”), or generally unobservable (“Level 3”). The significant majority of the fair value amounts included in the Company’s current period earnings resulted from Level 2 fair value methodologies; that is, the Company is able to value the assets and liabilities based on observable market data for similar instruments (the “market approach”). The Company applied an income approach to amounts included in its current period earnings resulting from Level 3 fair value methodologies.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	At fair value as of March 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate caps	$—	$13	$—	$13

Liabilities:
Interest rate swaps	—	11,739	—	11,739
Forward exchange contracts	—	2,540	—	2,540
Embedded derivatives	—	—	7,863	7,863

Total Liabilities (net)	$—	$14,266	$7,863	$22,129

Derivatives include interest rate swaps and foreign currency forward exchange contracts. To revalue these derivatives, the Company obtains broker quotes from its counterparties. The Company considers such quotes to be Level 2 measurements. To gain assurance that such quotes reflect market participant views, the Company independently values its interest rate swaps, and independently validates the relevant exchange rates of its forward exchange contracts.

The contingent payment provisions embedded in the Company’s nonrecourse credit facility related to purchased accounts receivable are embedded derivatives. The Company revalues these embedded derivatives using similar current period purchased accounts receivable portfolio purchases’ underlying yields and cash flow changes. Inputs used to revalue these embedded derivatives are considered Level 3 measurements since they are unobservable. As of March 31, 2008, the value of our embedded derivatives was $7.9 million. Changes in the fair market value of the embedded derivatives are recorded in interest expense on the statement of operations. During the three months ended March 31, 2008, a decrease of $1.5 million was recorded to reflect the revaluation of the embedded derivatives.

For purposes of valuation adjustments to its interest rate swap and foreign currency exchange derivative positions under SFAS 157, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures and remaining maturities in determining the appropriate fair value adjustments to record. These valuation adjustments were not significant for the three months ended March 31, 2008.

6.	Comprehensive Income (Loss):

Comprehensive income consists of net income (loss) plus certain changes in assets and liabilities, including the effects of intercompany transactions, that are not included in net income (loss) but are reported as a separate component of stockholders’ equity. The Company’s comprehensive income was as follows (amounts in thousands):

	For the Three Months Ended March 31,
	2008	2007
Net loss	$(9,236)	$(2,450)
Other comprehensive income:
Foreign currency translation adjustment	(572)	1,488
Change in fair value of cash flow hedges, net of tax	(7,361)	600
Net losses on cash flow hedges reclassified into earnings, net of tax	200	589

Comprehensive loss	$(16,969)	$227

The foreign currency translation adjustment was attributable to changes in the exchange rates used to translate the financial statements of the Company’s foreign operations into U.S. dollars.

7.	Purchased Accounts Receivable:

Portfolio Management and the U.K., Canadian and Australian divisions of ARM purchase defaulted consumer accounts receivable at a discount from the contractual principal balance. As of March 31, 2008, the carrying values of Portfolio Management’s and ARM’s purchased accounts receivable were $255.1 million and $5.8 million, respectively. The total outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $49.2 billion and $47.2 billion at March 31, 2008 and December 31, 2007, respectively.

The following summarizes the change in the carrying amount of the purchased accounts receivable (amounts in thousands):

	For the Three Months Ended March 31, 2008	For the Year Ended December 31, 2007
Balance at beginning of period	$245,585	$244,100
Purchases:
Cash purchases	39,368	125,283
Portfolios acquired in business combinations	4,076	—
Collections	(57,013)	(232,316)
Revenue recognized	34,572	155,088
Proceeds from portfolio sales and resales applied to carrying value	(37)	(23,068)
Allowance for impairment, net	(6,165)	(24,962)
Other	311	872
Foreign currency translation adjustment	188	588

Balance at end of period	$260,885	$245,585

7.	Purchased Accounts Receivable (continued):

In the ordinary course of purchasing portfolios of accounts receivable, Portfolio Management may sell accounts from an acquired portfolio shortly after they were purchased. The proceeds from these resales are essentially equal to, and applied against, the carrying value of the accounts. Therefore, there is no gain recorded on these resales. For the three months ended March 31, 2008, there were no proceeds from portfolio resales, and for the three months ended March 31, 2007, proceeds from portfolio resales were $4.6 million.

Portfolio Management sells portfolios of accounts receivable based on a low probability of payment under the Company’s collection platform and other criteria. Proceeds from sales above the remaining carrying value are recorded as revenue. During the three months ended March 31, 2008 and 2007, Portfolio Management sold portfolios of accounts receivable for $860,000 and $1.7 million with a carrying value of $37,000 and $1.1 million, and recorded revenue of $823,000 and $614,000, respectively.

The following presents the change in the allowance for impairment of purchased accounts receivable accounted for under SOP 03-3 (amounts in thousands):

	For the Three Months Ended March 31, 2008	For the Year Ended December 31, 2007
Balance at beginning of period	$24,962	$—
Additions	6,359	25,422
Recoveries	(194)	(460)

Balance at end of period	$31,127	$24,962

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following presents the change in accretable yield (amounts in thousands):

	For the Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$366,584	$465,451
Additions	46,505	39,537
Additions from business combinations	4,418	—
Other	(138)	—
Accretion	(34,572)	(42,767)
Reclassifications (to) from nonaccretable difference	(22,412)	(25,586)
Foreign currency translation adjustment	(148)	(80)

Balance at end of period	$360,237	$436,555

During the three months ended March 31, 2008 and 2007, the Company purchased accounts receivable with a cost of $39.4 million and $37.6 million, respectively, that had contractually required payments receivable at the date of acquisition of $1.4 billion, and expected cash flows at the date of acquisition of $85.9 million and $77.2 million, respectively.

8.	Funds Held on Behalf of Clients:

In the course of the Company’s subsidiaries’ regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $120.4 million and $50.2 million at March 31, 2008 and December 31, 2007, respectively, have been shown net of their offsetting liability for financial statement presentation.

9.	Goodwill and Other Intangible Assets:

SFAS No. 142, “Goodwill and Other Intangible Assets” requires goodwill to be allocated and tested at the reporting unit level. The Company’s reporting units are ARM, CRM and Portfolio Management. The Company’s reporting units had the following goodwill (amounts in thousands):

	March 31, 2008	December 31, 2007
ARM	$563,259	$330,933
Portfolio Management	155,693	155,693
CRM	128,118	128,118

Total	$847,070	$614,744

The increase in ARM’s goodwill balance from December 31, 2007 to March 31, 2008, was primarily due to the goodwill from the OSI acquisition.

In connection with the Transaction, the Company allocated $96.6 million of the purchase price to the fair value of the NCO name, which is an indefinite-lived intangible asset and therefore is not subject to amortization.

In connection with the OSI acquisition, the Company allocated $8.3 million of the purchase price to the fair value of certain trade names acquired in connection with the OSI acquisition, which are subject to amortization. At March 31, 2008, accumulated amortization of the OSI trade names was $138,000.

Other intangible assets subject to amortization consist of customer relationships and non-compete agreements. The following represents the other intangible assets subject to amortization (amounts in thousands):

	March 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$440,531	$69,250	$332,902	$55,547
Non-compete agreements	4,119	799	3,372	625

Total	$444,650	$70,049	$336,274	$56,172

The Company recorded amortization expense for all other intangible assets of $13.9 million and $12.0 million during the three months ended March 31, 2008 and 2007 respectively. The following represents the Company’s expected amortization expense from these other intangible assets over the next five years (amounts in thousands):

For the Years Ended December 31,	Estimated Amortization Expense
2008	$64,567
2009	67,011
2010	65,824
2011	65,633
2012	61,356

10.	Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2008	December 31, 2007
Senior term loan	$593,145	$460,350
Senior revolving credit facility	61,000	47,000
Senior subordinated notes	200,000	200,000
Senior notes	165,000	165,000
Nonrecourse credit facility	51,936	53,742
Other	1,888	1,604
Less current portion	(24,786)	(24,644)

	$1,048,183	$903,052

Senior Credit Facility:

On November 15, 2006, the Company entered into a senior credit facility (“Credit Facility”) with a syndicate of financial institutions. The Credit Facility consisted of a $465.0 million term loan and a $100.0 million revolving credit facility, with an option to allow the Company to increase its borrowing capacity under the Credit Facility in an aggregate amount not to exceed $100.0 million, subject to the satisfaction of certain conditions. In connection with the OSI acquisition, in February 2008 the Company amended the Credit Facility to add $139.0 million to the term loan. The Company is required to make quarterly repayments of $1.5 million on the term loan until its maturity in May 2013, at which its remaining balance outstanding is due. The Company is also required to make annual prepayments of 50 percent, 25 percent or zero percent of its excess annual cash flow, based on its leverage ratio. The revolving credit facility requires no minimum principal payments until its maturity in November 2011. At March 31, 2008, the balance outstanding on the term loan was $593.1 million and the balance outstanding on the revolving credit facility was $61.0 million. The availability of the revolving credit facility is reduced by any unused letters of credit ($18.8 million at March 31, 2008). As of March 31, 2008, the Company had $20.2 million of remaining availability under the revolving credit facility.

All borrowings bear interest at an annual rate equal to either, at the option of the Company, (i) the higher of the prime rate (5.25 percent at March 31, 2008) or the federal funds rate (2.51 percent at March 31, 2008) plus 0.50 percent, plus a margin of 2.00 percent for the first six months following the date of the Transaction and thereafter plus a margin of 1.50 percent to 2.00 percent in the case of the revolving credit facility and 3.00 percent to 3.25 percent in the case of the term loan, based on the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio; or (ii) LIBOR (2.70 percent at March 31, 2008) plus a margin of 3.00 percent for the first six months following the date of the Transaction and thereafter plus a margin of 2.50 percent to 3.00 percent in the case of the revolving credit facility, and 4.00 percent to 4.25 percent in the case of the term loan, based on the Company’s funded debt to EBITDA ratio. The Company is charged a quarterly commitment fee on the unused portion of the revolving credit facility at an annual rate of 0.50 percent. The effective interest rate on the Credit Facility was approximately 8.13 percent and 8.38 percent for the three months ended March 31, 2008 and 2007, respectively. The Credit Facility also provides that the Company obtain interest rate protection for a period of three years in a notional amount not to be less than 50 percent of the aggregate principal amount of the term loan facility.

Borrowings under the Credit Facility are collateralized by substantially all of the Company’s assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or a change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. The Company was in compliance with all required financial covenants and was not aware of any events of default as of March 31, 2008.

10.	Long-Term Debt (continued):

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

The Senior Notes are senior unsecured obligations and are senior in right of payment to all existing and future senior subordinated indebtedness, including the Senior Subordinated Notes, and all future subordinated indebtedness. The Senior Notes bear interest at an annual rate equal to LIBOR plus 4.875 percent, reset quarterly. The effective interest rate of the Senior Notes was approximately 8.85 percent and 10.24 percent for the three months ended March 31, 2008 and 2007, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time on or after November 15, 2008 at varying redemption prices depending on the redemption date, plus accrued and unpaid interest.

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

Nonrecourse Credit Facility:

In August 2007, the Company amended its existing nonrecourse credit facility and exclusivity agreements with a lender due to the lender’s spin off of its unit to an investment fund. Under the new agreements, all financings from September 1, 2006 and forward are now with the investment fund. The amended agreement provides that all purchases of accounts receivable by the Company with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender will finance non-equity borrowings with floating interest at an annual rate equal to LIBOR plus 2.50 percent. These borrowings are nonrecourse to the Company and are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and the initial investment by the Company, including interest. The Company may terminate the agreement for a cost of $250,000 for each month remaining under the agreement from the date of termination until June 30, 2009, when the agreement expires. All financings entered into prior to September 1, 2006 remain under the prior agreement.

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

Total debt outstanding under this facility was $51.9 million and $53.7 million as of March 31, 2008 and December 31, 2007, respectively, which included $7.9 million and $9.6 million, respectively, of accrued residual interest. The effective interest rate on these loans, including the residual interest component, was approximately 10.5 percent and 12.3 percent for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the Company was in compliance with all required covenants.

11.	Stockholders’ Equity:

The Company’s Series A 14% PIK Preferred Stock (“Series A”) is entitled to a dividend at an annual rate of 14 percent, and the Company’s Class L Common Stock (“Class L”) is entitled to a yield at an annual rate of 14 percent. The dividends and yields are calculated on February 28, May 31, August 31 and November 30 of each year. On February 28, 2008, 49,108 shares of Series A were issued for the Series A “paid-in-kind” dividends. The yields for Class L are compounding and accumulate on the unreturned initial investment but are not declared until payment. As of March 31, 2008, the accumulated yield for shares of Class L was $17.5 million.

On January 2, 2008, the Company issued 22,484 shares of Series A to JPM as partial consideration for the acquisition of SST. The remaining consideration of $8.1 million was a cash dividend payment.

In connection with the OSI acquisition, the Company increased its authorized capital to the following amounts: 6,500,000 shares of Series A; 800,000 shares of Class L; and 4,500,000 shares of Class A. The Company privately placed 802,262 shares of Series A, 37,738 shares of Class L and 1,012,261 shares of Class A for aggregate proceeds of $210.0 million. The entire amount of the proceeds was used to acquire OSI.

12.	Derivative Financial Instruments:

The Company enters into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These contracts are designated as cash flow hedges. The Company had forward exchange contracts for the purchase of 76.0 million Canadian dollars and 1.4 billion Philippine pesos outstanding at March 31, 2008, which mature throughout the remainder of 2008. For the three months ended March 31, 2008, the Company recorded unrealized net losses of $2.6 million in other comprehensive income (loss) for the change in fair value, and realized net gains of $26,000 were reclassified into earnings. For the three months ended March 31, 2008, there were no ineffective cash flow hedges. For the three months ended March 31, 2007, the Company recorded unrealized net losses of $399,000 in other comprehensive income (loss) for the change in fair value, and realized net losses of $957,000 were reclassified into earnings. The impact of the settlement of the Company’s foreign exchange cash flow hedges was recorded in payroll and related expenses, selling, general and administrative expenses and other income (expense) in the statement of operations. At March 31, 2008, the fair market value of all outstanding cash flow hedges was a net liability of $2.5 million, which was included in other liabilities. All of the accumulated gains and losses in other comprehensive income (loss) related to foreign exchange cash flow hedges at March 31, 2008, are expected to be reclassified into earnings within the next 12 months.

The Company has interest rate swap agreements to minimize the impact of LIBOR fluctuations on interest payments on the Company’s floating rate debt. The interest rate swaps are designated as cash flow hedges. The interest rate swaps cover an aggregate notional amount of $378.4 million. The Company is required to pay the counterparties quarterly interest payments at a weighted average fixed rate ranging from 3.41 to 4.89 percent, and receives from the counterparties variable quarterly interest payments based on LIBOR. The net interest paid or received is included in interest expense. For the three months ended March 31, 2008, the Company recorded unrealized net losses of $8.8 million in other comprehensive income (loss) for the change in fair value, and realized net losses of $335,000 were reclassified into earnings. As of March 31, 2008, the fair market value of the interest rate swaps was a net liability of $11.7 million, which was included in other liabilities.

The Company’s nonrecourse credit facility relating to purchased accounts receivable contains contingent payments that are accounted for as embedded derivatives. At March 31, 2008 and December 31, 2007, the estimated fair value of the embedded derivative was $7.9 million and $9.6 million, respectively. Changes in the fair market value of the embedded derivatives are recorded in interest expense on the statement of operations. During the three months ended March 31, 2008 and 2007, decreases of $1.5 million and $559,000, respectively, were recorded to reflect the revaluation of the embedded derivatives.

The Company enters into interest rate cap contracts to minimize the impact of LIBOR fluctuations on transactions and cash flows. The Company had interest rate caps covering an aggregate notional amount of $517.7 million at March 31, 2008, with a weighted average LIBOR cap rate of 6.00 percent. The interest rate caps are not designated as cash flow hedges, and, accordingly, changes in fair market value, if any, are recorded in other income (expense) in the statement of operations. As of March 31, 2008, the fair market value of all outstanding interest rate caps was $12,000, which was included in other current assets.

13.	Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	For the Three Months Ended March 31,
	2008	2007
Noncash investing and financing activities:
Fair value of assets acquired	$154,114	$2,750
Liabilities assumed from acquisitions	154,588	776
Disposal of fixed assets	—	203
Adjustment to acquired assets and liabilities	—	96

14.	Commitments and Contingencies:

Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications companies, a foreign labor subcontractor in India and other vendors that require minimum purchase commitments. These agreements expire between 2008 and 2011. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

2008	$23,402
2009	10,643
2010	8,176
2011	40

$42,261

The Company incurred $16.1 million and $15.0 million of expense in connection with these purchase commitments for the three months ended March 31, 2008 and 2007, respectively.

Forward-Flow Agreements:

The Company has several fixed price agreements, or forward-flows, that obligate the Company to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. At March 31, 2008, the Company had forward-flows aggregating approximately $8.4 million per month, expiring between April 2008 and December 2012. The terms of the agreements vary; some may be terminated by the seller with either 30, 60 or 90 day written notice.

Litigation and Investigations:

The Company is party, from time to time, to various legal proceedings, regulatory investigations and tax examinations incidental to its business. The Company continually monitors these legal proceedings, regulatory investigations and tax examinations to determine the impact and any required accruals.

Fort Washington Flood:

In June 2001, the first floor of the Company’s Fort Washington, Pennsylvania, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. The Company subsequently decided to relocate its corporate headquarters to Horsham, Pennsylvania. The Company filed a lawsuit on August 14, 2001 in the Court of Common Pleas, Montgomery County, Pennsylvania (Civil Action No. 01-15576) against the current landlord and the former landlord of the Fort Washington facilities to terminate the leases and to obtain other relief. The landlord and the former landlord filed counter-claims against the Company. The Company maintains a reserve that it believes is adequate to address its exposure, if any, to this matter and plans to continue to contest this matter.

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

14.	Commitments and Contingencies (continued):

Litigation and Investigations (continued):

Tax Matters:

In 2004, the Company received notice of a proposed reassessment from a foreign taxing authority relating to certain matters occurring from 1998 through 2001 regarding one of the Company’s subsidiaries. In September 2006, the Company received the formal notice of reassessment in the amount of $17.5 million including interest and penalties, converted as of March 31, 2008 ($14.6 million converted as of December 31, 2006), and in December 2006 the Company paid a deposit of $8.5 million including interest. The Company maintains a reserve that it believes is adequate to address its exposure to this matter and has contested the reassessment.

The Company is under audit by the State of Texas relating to state sales tax on collection services. Under Texas law, both client and debtor need to be within the state to create a taxable transaction. The State of Texas issued an initial assessment, which was subsequently reduced to approximately $3.5 million after working with the Company’s clients. The Company paid this amount in March 2008. The Company’s contracts with its clients generally require the clients to reimburse the Company for sales taxes.

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

15.	Segment Reporting:

As of March 31, 2008, the Company’s business consisted of three operating divisions: ARM, CRM and Portfolio Management. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies.”

ARM provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM serves clients of all sizes in local, regional, and national markets in the United States, Canada, the United Kingdom and Australia. ARM provides services to its U.S. customers through offices in the U.S., Canada, the Philippines, Panama, India, Antigua, Barbados and Mexico. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. ARM had total assets, net of any intercompany balances, of $1.4 billion and $914.4 million at March 31, 2008 and December 31, 2007, respectively. ARM also provides accounts receivable management services to Portfolio Management. ARM recorded revenue of $22.9 million and $27.7 million for these services for the three months ended March 31, 2008 and 2007, respectively. Included in ARM’s intercompany revenue for the three months ended March 31, 2008 and 2007, was $318,000 and $651,000, respectively, of commissions from the sale of portfolios by Portfolio Management.

15.	Segment Reporting (continued):

The CRM division provides customer relationship management services to clients in the United States, Canada and Latin America through offices in the United States, Canada, the Philippines, Panama and Barbados. CRM had total assets, net of any intercompany balances, of $340.2 million and $340.9 million at March 31, 2008 and December 31, 2007, respectively. CRM also provides certain services to ARM. CRM recorded revenue of $197,000 and $89,000 for these services for the three months ended March 31, 2008 and 2007, respectively.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies and other consumer oriented companies. Portfolio Management had total assets, net of any intercompany balances, of $441.1 million and $423.4 million at March 31, 2008 and December 31, 2007, respectively.

The following tables represent the revenue, payroll and related expenses, selling, general, and administrative expenses, restructuring charges and income from operations before depreciation and amortization for each segment:

	For the Three Months Ended March 31, 2008 (amounts in thousands)
	ARM	CRM	Portfolio Management	Eliminations	Total
Revenue	$273,191	$85,749	$28,700	$(23,072)	$364,568
Payroll and related expenses	130,342	64,181	2,093	(197)	196,419
Selling, general and admin. expenses	113,004	15,033	23,656	(22,875)	128,818
Restructuring charges	2,524	117	—	—	2,641

Income from operations before depreciation and amortization	$27,321	$6,418	$2,951	$—	$36,690

Capital expenditures	$4,037	$3,883	$—	$—	$7,920

	For the Three Months Ended March 31, 2007 (amounts in thousands)
	ARM	CRM	Portfolio Management	Eliminations	Total
Revenue	$239,943	$79,131	$43,860	$(27,796)	$335,138
Payroll and related expenses	111,195	59,027	1,974	(89)	172,107
Selling, general and admin. Expenses	102,674	12,892	28,501	(27,707)	116,360

Income from operations before depreciation and amortization	$26,074	$7,212	$13,385	$—	$46,671

Capital expenditures	$5,434	$1,236	$—	$—	$6,670

16.	Related Party Transactions:

The Company has agreed to pay OEP a management fee of $3.0 million per year, plus reimbursement of expenses, for management, advice and related services. During the three months ended March 31, 2008, the Company incurred $750,000 relating to management fees, which were included in selling, general and administrative expenses.

OEP is an affiliate of JPM, and JPM is a client of the Company. For the three months ended March 31, 2008 and 2007, the Company received fees for providing services to JPM of $2.8 million and $2.1 million, respectively. At March 31, 2008 and December 31, 2007, the Company had accounts receivable of $76,000 and $138,000, respectively, due from JPM. Additionally, affiliates of Citigroup are investors of the Company, and Citigroup is a client of the Company. For the three months ended March 31, 2008 and 2007, the Company received fees for providing services to Citigroup of $9.6 million and $9.4 million, respectively. At March 31, 2008 and December 31, 2007, the Company had accounts receivable of $2.7 million and $1.9 million, respectively, due from Citigroup.

In January 2008, the Company acquired SST for $13.4 million, subject to certain post-closing adjustments. SST was a wholly owned subsidiary of JPM. The $13.4 million of consideration paid to JPM for SST and the return of $4.0 million of cash that was not acquired was treated as dividends to JPM.

17.	Recently Issued and Proposed Accounting Pronouncements:

FASB Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces FASB SFAS No. 141, “Business Combinations” (“SFAS 141”). While SFAS 141(R) retains the fundamental requirements of SFAS 141 to use the purchase method for acquisitions, it broadens the scope to apply this method to all transactions in which one entity obtains control over one or more other businesses. Among other things, SFAS 141(R) requires that acquired businesses be recognized at their fair values at the date of acquisition, acquisition-related costs to be recognized separately from the acquisition, contingent assets and liabilities to be recognized at fair value at the date of acquisition and restructuring costs of the acquirer to be recognized separately from the acquisition. SFAS 141 (R) is effective for business combinations effected on or after the first annual reporting period beginning on or after December 31, 2008, with early adoption prohibited. The Company has not completed its review and assessment of the impact of the adoption of SFAS 141(R).

FASB Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”:

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards that require a noncontrolling interest, or minority interest, in a subsidiary to be presented in the equity section of the consolidated balance sheet, net income attributable to the parent and to the noncontrolling interest to be presented on the consolidated statement of income and sufficient disclosures to clearly distinguish between the interests of the parent and the noncontrolling interest, among other requirements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company has not completed its review and assessment of the impact of the adoption of SFAS 160.

FASB Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires enhanced disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently reviewing the standard to assess the impact of the adoption of SFAS 161.

17.	Recently Issued and Proposed Accounting Pronouncements (continued):

FASB Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles”:

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fair in Conformity With Generally Accepted Accounting Principles. The Company is currently reviewing the standard to assess the impact of the adoption of SFAS 162.

18.	Subsidiary Guarantor Financial Information:

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

18.	Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

March 31, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$26,618	$19,937	$—	$46,555
Accounts receivable, trade, net of allowance for doubtful accounts	—	203,979	24,361	—	228,340
Purchased accounts receivable, current portion	—	10,116	65,567	—	75,683
Deferred income taxes	391	28,803	(139)	—	29,055
Prepaid expenses and other current assets	1,114	47,071	10,730	—	58,915

Total current assets	1,505	316,587	120,456	—	438,548

Property and equipment, net	—	105,667	43,183	—	148,850

Other assets:
Goodwill	—	773,186	73,884	—	847,070
Trade names	—	101,931	2,847	—	104,778
Customer relationships and other intangible assets, net of accumulated amortization	—	346,588	28,013	—	374,601
Purchased accounts receivable, net of current portion	—	29,578	155,624	—	185,202
Investment in subsidiaries	1,028,019	80,276	—	(1,108,295)	—
Other assets	16,771	36,343	2,263	—	55,377

Total other assets	1,044,790	1,367,902	262,631	(1,108,295)	1,567,028

Total assets	$1,046,295	$1,790,156	$426,270	$(1,108,295)	$2,154,426

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$4,650	$200	$19,936	$—	$24,786
Intercompany (receivable) loan	(161,775)	51,349	110,426	—	—
Income taxes payable	—	—	14,265	—	14,265
Accounts payable	672	11,609	5,281	—	17,562
Accrued expenses	25,684	94,350	22,405	—	142,439
Accrued compensation and related expenses	—	49,503	13,916	—	63,419
Deferred revenue	—	44,752	400		45,152

Total current liabilities	(130,769)	251,763	186,629	—	307,623

Long-term liabilities:
Long-term debt, net of current portion	642,247	372,816	33,120	—	1,048,183
Deferred income taxes	(55,041)	173,398	23,569	—	141,926
Other long-term liabilities	811	5,498	11,683	—	17,992

Minority interest	—	—	49,655	—	49,655
Stockholders’ equity	589,047	986,681	121,614	(1,108,295)	589,047

Total liabilities and stockholders’ equity	$1,046,295	$1,790,156	$426,270	$(1,108,295)	$2,154,426

18.	Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

December 31, 2007

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$17,755	$13,528	$—	$31,283
Accounts receivable, trade, net of allowance for doubtful accounts	—	162,030	21,414	—	183,444
Purchased accounts receivable, current portion	—	7,899	64,718	—	72,617
Deferred income taxes	430	15,988	(139)	—	16,279
Prepaid expenses and other current assets	1,830	21,402	9,512	—	32,744

Total current assets	2,260	225,074	109,033	—	336,367

Property and equipment, net	—	88,579	45,880	—	134,459

Other assets:
Goodwill	—	545,543	69,201	—	614,744
Trade names	—	93,766	2,847	—	96,613
Customer relationships and other intangible assets, net of accumulated amortization	—	250,247	29,855	—	280,102
Purchased accounts receivable, net of current portion	—	18,038	154,930	—	172,968
Investment in subsidiaries	802,824	89,557	—	(892,381)	—
Other assets	17,303	23,543	1,900	—	42,746

Total other assets	820,127	1,020,694	258,733	(892,381)	1,207,173

Total assets	$822,387	$1,334,347	$413,646	$(892,381)	$1,677,999

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$9,341	$209	$15,094	$—	$24,644
Intercompany (receivable) loan	(188,345)	91,563	96,782	—	—
Accounts payable	750	16,349	4,358	—	21,457
Accrued expenses	9,566	63,082	21,503	—	94,151
Accrued compensation and related expenses	—	18,269	13,948	—	32,217
Deferred revenue	—	1,427	—	—	1,427

Total current liabilities	(168,688)	190,899	151,685	—	173,896

Long-term liabilities:
Long-term debt, net of current portion	627,604	236,096	39,352	—	903,052
Deferred income taxes	(45,193)	141,178	30,418	—	126,403
Other long-term liabilities	619	4,881	12,155	—	17,655

Minority interest	—	—	48,948	—	48,948
Stockholders’ equity	408,045	761,293	131,088	(892,381)	408,045

Total liabilities and stockholders’ equity	$822,387	$1,334,347	$413,646	$(892,381)	$1,677,999

18.	Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended March 31, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Services	$—	$336,596	$85,563	$(87,114)	$335,045
Portfolio	—	8,942	19,758	—	28,700
Portfolio sales	—	158	665	—	823

Total revenues	—	345,696	105,986	(87,114)	364,568

Operating costs and expenses:
Payroll and related expenses	4	199,511	59,438	(62,534)	196,419
Selling, general and administrative expenses	1,086	114,960	37,352	(24,580)	128,818
Depreciation and amortization expense	—	20,436	7,350	—	27,786
Restructuring charges	—	1,932	709	—	2,641

Total operating costs and expenses	1,090	336,839	104,849	(87,114)	355,664

(Loss) income from operations	(1,090)	8,857	1,137	—	8,904

Other income (expense):
Interest and investment income	(94)	295	79	—	280
Interest expense	(16,232)	(6,097)	(78)	—	(22,407)
Interest (expense) income to affiliate	(886)	2,497	(1,611)	—	—
Subsidiary income	2,167	(628)	—	(1,539)	—
Other income	—	418	—	—	418

	(15,045)	(3,515)	(1,610)	(1,539)	(21,709)

(Loss) income before income taxes	(16,135)	5,342	(473)	(1,539)	(12,805)
Income tax (benefit) expense	(6,899)	2,982	21	—	(3,896)

(Loss) income before minority interest	(9,236)	2,360	(494)	(1,539)	(8,909)
Minority interest	—	—	(327)	—	(327)

Net (loss) income	$(9,236)	$2,360	$(821)	$(1,539)	$(9,236)

18.	Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended March 31, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Services	$—	$294,622	$84,303	$(87,648)	$291,277
Portfolio	—	10,690	32,557	—	43,247
Portfolio sales	—	410	204	—	614

Total revenues	—	305,722	117,064	(87,648)	335,138

Operating costs and expenses:
Payroll and related expenses	3	176,110	55,935	(59,941)	172,107
Selling, general and administrative expenses	1,008	98,098	44,961	(27,707)	116,360
Depreciation and amortization expense	—	19,382	5,546	—	24,928

Total operating costs and expenses	1,011	293,590	106,442	(87,648)	313,395

Income from operations	(1,011)	12,132	10,622	—	21,743

Other income (expense):
Interest and investment income	(45)	582	856	—	1,393
Interest expense	(17,297)	(4,917)	(2,128)	—	(24,342)
Interest income (expense) to affiliate	(5,132)	6,478	(1,346)	—	—
Subsidiary income	12,705	2,764	—	(15,469)	—
Other expense	—	(680)	—	—	(680)

	(9,769)	4,227	(2,618)	(15,469)	(23,629)

(Loss) income before income tax expense	(10,780)	16,359	8,004	(15,469)	(1,886)
Income tax expense (benefit)	(8,330)	5,133	1,641	—	(1,556)

(Loss) income before minority interest	(2,450)	11,226	6,363	(15,469)	(330)
Minority interest	—	—	(2,120)	—	(2,120)

Net (loss) income	$(2,450)	$11,226	$4,243	$(15,469)	$(2,450)

18.	Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(19,469)	$46,889	$2,230	$29,650

Cash flows from investing activities:
Purchases of accounts receivable	—	(10,369)	(28,999)	(39,368)
Collections applied to principal of purchased accounts receivable	—	(1,279)	23,720	22,441
Proceeds from sales and resales of purchased accounts receivable	—	165	695	860
Purchases of property and equipment	—	(10,510)	2,590	(7,920)
Proceeds from notes receivable	—	290	—	290
Net cash paid for acquisitions and related costs	—	(323,880)	282	(323,598)

Net cash used in investing activities	—	(345,583)	(1,712)	(347,295)

Cash flows from financing activities:
Repayment of notes payable	—	(9)	(11,094)	(11,103)
Borrowings under notes payable	—	—	10,397	10,397
Repayments under senior credit facility	(52,000)	(6,205)	—	(58,205)
Borrowings under senior credit facility	66,000	139,000	—	205,000
Borrowings under (repayment of) intercompany notes payable	(192,025)	183,919	8,106	—
Payment of fees to acquire debt	—	(9,148)	—	(9,148)
Investment in subsidiary by minority interest	—	—	1,816	1,816
Return of investment in subsidiary to minority interest	—	—	(3,347)	(3,347)
Issuance of stock	210,000	—	—	210,000
Payment of dividends	(12,157)	—	—	(12,157)

Net cash provided by (used in) financing activities	19,818	307,557	5,878	333,253

Effect of exchange rate on cash	(349)	—	13	(336)

Net (decrease) increase in cash and cash equivalents	—	8,863	6,409	15,272
Cash and cash equivalents at beginning of the period	—	17,755	13,528	31,283

Cash and cash equivalents at end of the period	$—	$26,618	$19,937	$46,555

18.	Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(13,511)	$24,809	$7,977	$19,275

Cash flows from investing activities:
Purchases of accounts receivable	—	(1,416)	(36,186)	(37,602)
Collections applied to principal of purchased accounts receivable	—	1,552	23,604	25,156
Proceeds from sales and resales of purchased accounts receivable	—	1,293	427	1,720
Purchases of property and equipment	—	(3,525)	(3,145)	(6,670)
Proceeds from notes receivable	—	307	—	307
Investment revenue bond maturities	—	26	—	26
Net cash paid for acquisitions and related costs	—	(1,248)	(1,973)	(3,221)

Net cash used in investing activities	—	(3,011)	(17,273)	(20,284)

Cash flows from financing activities:
Repayment of notes payable	—	(79)	(14,210)	(14,289)
Borrowings under notes payable	—	—	14,286	14,286
Repayment of borrowings under senior credit facility	(23,325)	—	—	(23,325)
Borrowings under senior credit facility	29,000	—	—	29,000
Investment in subsidiary by minority interest	—	—	518	518
Return of investment in subsidiary by minority interest	—	—	(747)	(747)
Principal payments on investment revenue bonds	—	(26)	—	(26)
Repayment of intercompany notes payable	7,533	(17,585)	10,052	—

Net cash provided by (used in) financing activities	13,208	(17,690)	9,899	5,417

Effect of exchange rate on cash	—	—	(240)	(240)

Net (decrease) increase in cash and cash equivalents	(303)	4,108	363	4,168
Cash and cash equivalents at beginning of the period	339	8,083	12,281	20,703

Cash and cash equivalents at end of the period	$36	$12,191	$12,644	$24,871

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements included in this Quarterly Report, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to:

•	the Company’s expected future results of operations;

•	the Company’s growth strategy;

•	fluctuations in quarterly operating results;

•	the integration of acquisitions;

•	the final outcome of the Company’s litigation with its former landlord;

•	the effects of terrorist attacks, war and the economy on the Company’s business;

•	expected increases in operating efficiencies;

•	anticipated trends in the business process outsourcing industry;

•	estimates of future cash flows and allowances for impairments of purchased accounts receivable;

•	estimates of intangible asset impairments and amortization expense of other intangible assets;

•	the effects of legal proceedings, regulatory investigations and tax examinations;

•	the effects of changes in accounting pronouncements; and

•	statements as to trends or the Company’s or management’s beliefs, expectations and opinions.

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

The Company can give no assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. The Company disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise. For additional information concerning the risks that affect us, see “Part II. Other Information—Item 1A. Risk Factors” of this Report on Form 10-Q.

Overview

On November 15, 2006, NCO Group, Inc. was acquired by and became a wholly owned subsidiary of Collect Holdings Inc., an entity controlled by One Equity Partners and its affiliates, referred to as OEP, with participation by Michael J. Barrist, Chairman, President and Chief Executive Officer of NCO Group, Inc., certain other members of executive management and other co-investors, referred to as the Transaction. Under the terms of the merger agreement, NCO Group, Inc. shareholders received $27.50 in cash, without interest, for each share of NCO Group, Inc. common stock that they held. On February 27, 2007, NCO Group, Inc. was merged with and into Collect Holdings, Inc. and the surviving corporation was renamed NCO Group, Inc.

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

Our operating costs consist principally of payroll and related costs; selling, general and administrative costs; and depreciation and amortization. Payroll and related expenses consist of wages and salaries, commissions, bonuses, and benefits for all of our employees, including management and administrative personnel. Selling, general and administrative expenses include telephone, postage and mailing costs, outside collection attorneys and other third-party collection services providers, and other collection costs, as well as expenses that directly support operations, including facility costs, equipment maintenance, sales and marketing, data processing, professional fees, and other management costs. During the second half of 2007 and continuing into the first quarter of 2008, our payroll and related expenses increased due to the decline in the U.S. dollar against the Canadian dollar and the Philippine peso.

We have grown rapidly, through both acquisitions as well as internal growth. On January 2, 2008, we acquired Systems & Services Technologies, Inc., referred to as SST, a third-party consumer receivable servicer, for $13.4 million. On February 15, 2008, we acquired Caribbean Media Group Antigua Limited, our Antigua subcontractor, for $1.3 million. On February 29, 2008, we acquired Outsourcing Solutions Inc., referred to as OSI, a leading provider of business process outsourcing services, specializing primarily in accounts receivable management services, for $325.0 million. On February 22, 2008, we acquired National Revenue Corporation Pty. Ltd, an Australian provider of ARM services, for approximately $108,000. On March 6, 2008, we acquired Bishop Collections Pty. Ltd., an Australian provider of ARM services, for approximately $3.0 million. During 2007, we acquired Statewide Mercantile Services, referred to as SMS, a provider of ARM services in Australia, for approximately $2.0 million, which included SMS’ portfolio of purchased accounts receivable.

On January 2, 2008, we acquired SST, a third-party consumer receivable servicer. Prior to the acquisition, SST was a wholly owned subsidiary of JPMorgan Chase & Co., referred to as JPM. JPM also wholly owns OEP, which as described above has had a controlling interest in us since the Transaction on November 15, 2006.

Financial Accounting Standards Board, referred to as FASB, Statement of Financial Accounting Standards No. 141, “Business Combinations,” referred to as SFAS 141, states that a “business combination” excludes transfers of net assets or exchanges of equity interests between entities under common control. SFAS 141 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (“as-if pooling-of-interests”) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Because NCO and SST were under common control at the time of the SST acquisition, the transfer of assets and liabilities of SST were accounted for at historical cost in a manner similar to a pooling of interests. For financial accounting purposes, the acquisition is viewed as a change in reporting entity and, as a result, requires restatement of our financial statements for all periods subsequent to November 15, 2006, the date of the Transaction and the date at which common control of NCO and SST by JPM commenced.

In “as-if pooling-of-interests” accounting, financial statements of the previously separate companies for periods prior to the combination are restated on a combined basis to furnish comparative information. Accordingly, our consolidated balance sheet as of December 31, 2007 and the consolidated statements of operations and cash flows for the three months ended March 31, 2007 have been restated to include SST’s financial position information as of December 31, 2007 and its results of operations for the three months ended March 31, 2007.

Our business currently consists of three operating divisions: ARM, CRM and Portfolio Management.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue. Revenue increased $29.5 million, or 8.7 percent, to $364.5 million for the three months ended March 31, 2008, from $335.1 million for the three months ended March 31, 2007.

Our operations are organized into three market specific divisions that include: ARM, CRM and Portfolio Management. For the three months ended March 31, 2008, these divisions accounted for $273.2 million, $85.7 million and $28.7 million of revenue, respectively. Included in ARM’s revenue was $22.9 million of intercompany revenue from Portfolio Management and included in CRM’s revenue was $197,000 of intercompany revenue from ARM, which were eliminated upon consolidation. For the three months ended March 31, 2007, these divisions accounted for $239.9 million, $79.1 million and $43.9 million of revenue, respectively. Included in ARM’s revenue was $27.7 million of intercompany revenue from Portfolio Management and included in CRM’s revenue was $89,000 of intercompany revenue from ARM, which was eliminated upon consolidation.

ARM’s revenue increased $33.3 million, or 13.9 percent, to $273.2 million for the three months ended March 31, 2008, from $239.9 million for the three months ended March 31, 2007. The increase in ARM’s revenue was primarily attributable to the acquisition of OSI on February 29, 2008, which added $36.8 million of revenue. This was offset in part by the weaker collection environment during 2008 and a $4.8 million decrease in fees from collection services performed for Portfolio Management.

Revenue for the CRM division increased $6.6 million, or 8.4 percent, to $85.7 million for the three months ended March 31, 2008, from $79.1 million for the three months ended March 31, 2007. The increase in CRM’s revenue was primarily due to increased client volume, related to the implementation of new contracts during 2007.

Portfolio Management’s revenue decreased $15.2 million, or 34.6 percent, to $28.7 million for the three months ended March 31, 2008, from $43.9 million for the three months ended March 31, 2007. Portfolio Management’s collections, excluding all portfolio sales, decreased $8.7 million, or 14.1 percent, to $53.2 million for the three months ended March 31, 2008, from $61.9 million for the three months ended March 31, 2007. Portfolio Management’s revenue represented 51.6 percent of collections, excluding all portfolio sales, for the three months ended March 31, 2008, as compared to 69.0 percent of collections, excluding all portfolio sales, for the three months ended March 31, 2007. Revenue for the three months ended March 31, 2008 included a $6.2 million impairment charge recorded to establish a valuation allowance against the carrying value of the portfolios. Excluding the effect of the impairment charge, Portfolio Management’s revenue represented 62.8 percent of collections for the three months ended March 31, 2008. The remaining decrease in revenue and collections primarily reflects the effect of the weaker collection environment during the latter half of 2007 and 2008. Portfolio sales for the three months ended March 31, 2008 were $823,000 compared to $614,000 for the three months ended March 31, 2007.

Payroll and related expenses. Payroll and related expenses increased $24.3 million to $196.4 million for the three months ended March 31, 2008, from $172.1 million for the three months ended March 31, 2007, and increased as a percentage of revenue to 53.9 percent from 51.4 percent. Included in ARM’s payroll and related expenses for the three months ended March 31, 2008 and 2007, was $197,000 and $89,000, respectively, of intercompany expense to CRM, for services provided to ARM.

ARM’s payroll and related expenses increased $19.1 million to $130.3 million for the three months ended March 31, 2008, from $111.2 million for the three months ended March 31, 2007, and increased as a percentage of revenue to 47.7 percent from 46.3 percent. Payroll and related expenses increased primarily due to the acquisition of OSI on February 29, 2008. Excluding the effect of the acquisition, ARM’s payroll and related expenses for the three months ended March 31, 2008 decreased $315,000 from the prior year period.

CRM’s payroll and related expenses increased $5.2 million to $64.2 million for the three months ended March 31, 2008, from $59.0 million for the three months ended March 31, 2007, and increased slightly as a percentage of revenue to 74.8 percent from 74.6 percent.

Portfolio Management’s payroll and related expenses increased $119,000 to $2.1 million for the three months ended March 31, 2008, from $2.0 million for the three months ended March 31, 2007. Portfolio Management outsources all of the collection services to ARM and, therefore, has a relatively small fixed payroll cost structure.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $12.4 million to $128.8 million for the three months ended March 31, 2008, from $116.4 million for the three months ended March 31, 2007, and increased as a percentage of revenue to 35.3 percent from 34.7 percent. Included in Portfolio Management’s selling, general and administrative expenses for the three months ended March 31, 2008 and 2007, was $22.9 million and $27.7 million, respectively, of intercompany expense to ARM, for services provided to Portfolio Management.

ARM’s selling, general and administrative expenses increased $10.3 million to $113.0 million for the three months ended March 31, 2008, from $102.7 million for the three months ended March 31, 2007, but decreased as a percentage of revenue to 41.4 percent from 42.8 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to leveraging our infrastructure over the larger revenue base.

CRM’s selling, general and administrative expenses increased $2.1 million to $15.0 million for the three months ended March 31, 2008, from $12.9 million for the three months ended March 31, 2007, and increased as a percentage of revenue to 17.5 percent from 16.3 percent. The increase in selling, general and administrative expenses as a percentage of revenue was primarily attributable to ramping up capacity due to increasing client volumes, in advance of the offsetting revenue generation.

Portfolio Management’s selling, general and administrative expenses decreased $4.8 million to $23.7 million for the three months ended March 31, 2008, from $28.5 million for the three months ended March 31, 2007, but increased as a percentage of revenue to 82.4 percent from 65.0 percent. The decrease in selling, general and administrative expenses primarily resulted from lower servicing fees from ARM. The increase as a percentage of revenue was due primarily to the lower percentage of collections allocated to revenue this quarter.

Restructuring charge. During the three months ended March 31, 2008, we incurred restructuring charges of $2.6 million related to the restructuring of our legacy operations to streamline our cost structure, in conjunction with the OSI acquisition. The charges consisted primarily of costs associated with the closing of redundant facilities and severance. We expect to take additional charges of approximately $7.0 million to $10.0 million during the remainder of 2008 (see note 3 in our Notes to Consolidated Financial Statements included in this Form 10-Q).

Depreciation and amortization. Depreciation and amortization increased to $27.8 million for the three months ended March 31, 2008, from $24.9 million for the three months ended March 31, 2007. The increase was attributable to amortization of the customer relationships resulting from the OSI acquisition, as well as higher depreciation on additions to property and equipment during 2007 and 2008.

Other income (expense). Interest expense decreased to $22.4 million for the three months ended March 31, 2008, from $24.3 million for the three months ended March 31, 2007. The decrease was attributable to lower floating interest rates on the senior credit facility and the senior notes. Other income (expense), net for the three months ended March 31, 2008 and 2007 included approximately $176,000 of net gains and $869,000 of net losses, respectively, resulting from the settlement of certain foreign exchange contracts.

Income tax (benefit) expense. For the three months ended March 31, 2008, the effective income tax rate decreased to 30.4 percent from 82.5 percent for the three months ended March 31, 2007, due to losses in the domestic ARM and CRM businesses combined with income from certain foreign businesses which are not subject to income tax and less income attributable to minority interests.

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

In connection with the Transaction on November 15, 2006, we repaid the Predecessor senior credit facility and entered into a new senior credit facility, referred to as the Credit Facility, to, in part, finance the Transaction and certain related costs and expenses. At the time of the Transaction, the Credit Facility consisted of a $465.0 million term loan and a $100.0 million revolving credit facility. Additionally, in connection with the Transaction, on November 15, 2006 we issued $165.0 million of floating rate senior notes and $200.0 million of 11.875 percent senior subordinated notes. As a result of the Transaction, we are significantly leveraged.

In January 2008, we issued 22,484 shares of preferred stock for merger consideration in connection with the acquisition of SST. In February 2008, we privately placed 802,262 shares of preferred stock, 37,738 shares of Class L common stock and 1,012,261 shares of Class A common stock for aggregate proceeds of $210.0 million. The entire amount of proceeds was used to acquire OSI. We amended the Credit Facility in connection with the OSI acquisition to, among other things, add $139.0 million to the term loan. The entire amount of this term loan was used to fund the remainder of the purchase price to acquire OSI.

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

Cash Flows from Operating Activities. Cash provided by operating activities was $29.7 million for the three months ended March 31, 2008, compared to $19.3 million for the three months ended March 31, 2007. The increase in cash provided by operating activities was primarily attributable to a decrease in accounts receivable, trade of $4.1 million for the three months ended March 31, 2008, compared to an increase of $12.8 million in the prior year, resulting from the collection of a large outstanding receivable balance during the quarter.

Cash Flows from Investing Activities. Cash used in investing activities was $347.3 million for the three months ended March 31, 2008, compared to $20.3 million for the three months ended March 31, 2007. The increase in cash used in investing activities was primarily attributable to net cash paid for acquisitions and related costs of $323.6 million during the three months ended March 31, 2008, primarily incurred in connection with the acquisition of OSI.

Cash Flows from Financing Activities. Cash provided by financing activities was $333.3 million for the three months ended March 31, 2008, compared to $5.4 million for the three months ended March 31, 2007. The increase in cash provided by financing activities was due primarily to the additional borrowings of $139.0 million under our amended Credit Facility and the issuance of $210.0 million of stock, both of which were used primarily to fund the OSI acquisition. During the three months ended March 31, 2008, we paid a dividend of $12.2 million to JPM in connection with acquisition of SST.

Senior Credit Facility. On November 15, 2006 we entered into the Credit Facility with a syndicate of financial institutions. The Credit Facility consisted of a $465.0 million term loan and a $100.0 million revolving credit facility, with an option to allow us to increase our borrowing capacity under the Credit Facility in an aggregate amount not to exceed $100.0 million, subject to the satisfaction of certain conditions. In connection with the OSI acquisition, in February 2008 we amended the Credit Facility to add $139.0 million to the term loan. We are required to make quarterly repayments of $1.5 million on the term loan until its maturity in May 2013, at which its remaining balance outstanding is due. We are also required to make annual prepayments of 50 percent, 25 percent or zero percent of our excess annual cash flow, based on our leverage ratio. The revolving credit facility requires no minimum principal payments until its maturity in November 2011. At March 31, 2008, the balance outstanding on the term loan was $593.1 million and the balance outstanding on the revolving credit facility was $61.0 million. The availability of the revolving credit facility is reduced by any unused letters of credit ($18.8 million at March 31, 2008). As of March 31, 2008, we had $20.2 million of remaining availability under the revolving credit facility.

Borrowings under the Credit Facility are collateralized by substantially all of our assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or a change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. We were in compliance with all required financial covenants and we were not aware of any events of default as of March 31, 2008.

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

Nonrecourse Credit Facility. On August 31, 2007, we amended our existing nonrecourse credit facility and exclusivity agreement with a lender due to the lender’s spin off of its unit to an investment fund. Under the new agreements, all financings from September 1, 2006 and forward are now with the investment fund. The amended agreement provides that all purchases of accounts receivable by us with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender will finance non-equity borrowings with floating interest at an annual rate equal to LIBOR plus 2.50 percent. These borrowings are nonrecourse to us and are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios, the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and our initial investment, including interest. We may terminate the agreement for a cost of $250,000 for each month remaining under the agreement from the date of termination until June 30, 2009, when the agreement expires. All financings entered into prior to September 1, 2006 remain under the prior agreement. Total debt outstanding under this facility as of March 31, 2008 was $51.9 million, including $7.9 million of accrued residual interest. As of March 31, 2008, we were in compliance with all required covenants.

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

Contractual Obligations. There have been no material changes, outside the ordinary course of our business, to our contractual obligations as of December 31, 2007 as reported in our Annual Report on Form 10-K for the year ended December 31, 2007, except as disclosed below.

In February 2008, we amended the senior credit facility in connection with the OSI acquisition to, among other things, add $139.0 million to the term loan. We are now required to make annual repayments of $6.1 million on the term loan until its maturity in May 2013, at which its remaining balance outstanding is due.

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

Foreign Currency Risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which we are exposed include the Canadian dollar, the British pound, the Australian dollar and the Philippine peso. Due to the size of the Canadian and Philippine operations, we currently use forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such contracts will be adversely affected by changes in exchange rates. Our objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection. A five percent increase or decrease in the Canadian exchange rate could have an annual impact of approximately $4.0 million on our business, excluding the impact of foreign currency hedges. During the three months ended March 31, 2008, we continued to see acceleration in the devaluation of the U.S. dollar, primarily as it relates to the Canadian dollar and the Philippine peso. We believe this trend may continue, and if so, it could have a negative impact on our future results of operations.

Interest Rate Risk. At March 31, 2008, we had $871.1 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year. We currently use interest rate swap agreements and interest rate cap agreements in a effort to limit potential losses from adverse interest rate changes.

Critical Accounting Policies and Estimates

General. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the following accounting policies and estimates are the most critical and could have the most impact on our results of operations: goodwill, other intangible assets and purchase accounting, revenue recognition for purchased accounts receivable, income taxes, and allowance for doubtful accounts. These and other critical accounting policies are described in note 2 in our Notes to Consolidated Financial Statements included in this Form 10-Q, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 2 to our 2007 financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. During the three months ended March 31, 2008, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies, except for the adoption of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” referred to as SFAS 157, on January 1, 2008.

Effective January 1, 2008, we adopted SFAS 157. Among other things, SFAS 157 requires enhanced disclosures about assets and liabilities carried at fair value. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In connection with the evaluation of SFAS 157, we also evaluated the provisions of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” referred to as SFAS 159. SFAS 159 provides a business entity with an option to measure and report selected financial assets and liabilities at fair value, while requiring the entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements as described in the statement. As of the January 1, 2008 effective date, we elected not to apply this standard to any of our existing eligible assets or liabilities; therefore there was no impact on our consolidated financial position, results of operations, or cash flows.

Although we did not elect to adopt the provisions of SFAS 159, fair value is used on a recurring basis for those assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments and contingent payment provisions in our nonrecourse credit facility relating to purchased accounts receivable accounted for as embedded derivatives. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” Examples of these non-recurring uses of fair value include purchased accounts receivable, notes receivable, and long-term debt.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see note 17 in our Notes to Consolidated Financial Statements included in this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

Item 4T.	Controls and Procedures

As of December 31, 2007 and March 31, 2008, our control procedures did not include adequate review over the completeness and accuracy of our income tax accounts to ensure compliance with generally accepted accounting principles (“GAAP”). Beginning in 2007, we out-sourced the preparation of the income tax provision to a third party and did not apply a sufficient review of the third party’s documentation to determine the accuracy and completeness of such provision. This deficiency resulted in material errors in our preliminary income tax provision in the 2007 consolidated financial statements. Our management determined that this control deficiency constituted a material weakness as of December 31, 2007. We corrected the provision for income taxes and related balances prior to the issuance of the 2007 consolidated financial statements. Accordingly, the 2007 consolidated financial statements and the March 31, 2008 quarterly consolidated financial statements reflect the corrected provision for income taxes and related balances. To remediate this material weakness, our management is in the process of implementing review controls to ensure the accuracy and completeness of the provision for income taxes and related balances in the future.

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Therefore, the control deficiency that resulted in material errors in our preliminary income tax provision in the 2007 consolidated financial statements represented a material weakness in our internal control over financial reporting as of December 31, 2007 and March 31, 2008.

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2008. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective as of March 31, 2008, due to the material weakness in our internal control over financial reporting as discussed above, in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to determine whether any changes occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended March 31, 2008. In March 2008, our management began to implement a process to review controls to ensure the accuracy and completeness of the provision for income taxes and related balances in the future.

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

Tax Matters:

In 2004, the Company received notice of a proposed reassessment from a foreign taxing authority relating to certain matters occurring from 1998 through 2001 regarding one of the Company’s subsidiaries. In September 2006, the Company received the formal notice of reassessment in the amount of $17.5 million including interest and penalties, converted as of March 31, 2008 ($14.6 million converted as of December 31, 2006), and in December 2006 the Company paid a deposit of $8.5 million including interest. The Company maintains a reserve that it believes is adequate to address its exposure to this matter and has contested the reassessment.

The Company is under audit by the State of Texas relating to state sales tax on collection services. Under Texas law, both client and debtor need to be within the state to create a taxable transaction. The State of Texas issued an initial assessment, which was subsequently reduced to approximately $3.5 million after working with the Company’s clients. The Company paid this amount in March 2008. The Company’s contracts with its clients generally require the clients to reimburse the Company for sales taxes.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, referred to as the “2007 Form 10-K” in this filing, which could materially affect our business, financial condition or future results. The risk factors in our 2007 Form 10-K have not materially changed. The risks described in our 2007 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

1. On January 2, 2008, we issued 22,484.2106 shares of our Series A Preferred Stock to JPMorgan Chase Bank as partial consideration for the acquisition of SST. The total consideration we paid to JPMorgan Chase Bank for the acquisition of SST was $13.4 million, consisting of a cash payment of $8.1 million and the issuance of the Series A Preferred Stock discussed above, subject to certain post-closing adjustments.

2. On February 28, 2008, we issued a total of 49,108.0310 shares of Series A Preferred Stock to One Equity Partners II, L.P. and JPMorgan Chase Bank in connection with a PIK dividend.

3. On March 31, 2008, an aggregate of 105,036.68 restricted shares of Class A common stock were awarded to our executive officers, employees and certain directors under the Amended and Restated Restricted Share Plan as an anti-dilution adjustment.

4. On March 31, 2008, we issued an aggregate of 22,467.33 shares of Class A common stock to our executive officers as an anti-dilution adjustment.

The sales and issuances of securities in the transaction described in Item 1 were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. No underwriters were employed in any of these transactions. The issuances of securities listed above in Item 3 were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions pursuant to benefits plans and contracts relating to compensation. The issuance of securities listed above in Items 2 and 4 were not sales of securities. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

(a)	On May 12, 2008, the Company amended its amended and restated certificate of incorporation, as amended, to change its registered agent.

(b)	Not applicable

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of NCO Group, Inc., as amended (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 filed on May 13, 2008 (SEC File Number 333-150885))

4.1	Fifth Supplemental Indenture, dated as of February 29, 2008, among NCO Group, Inc., the New Guarantors (as defined therein), and The Bank of New York, as Trustee, with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 filed on May 13, 2008 (SEC File Number 333-150885))

4.2	Fifth Supplemental Indenture, dated as of February 29, 2008, among NCO Group, Inc., the New Guarantors (as defined therein), and The Bank of New York, as Trustee, with respect to the 11.875% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 filed on May 13, 2008 (SEC File Number 333-150885))

10.1	NCO Group, Inc. Amended and Restated Restricted Share Plan (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 filed on May 13, 2008 (SEC File Number 333-150885))

10.2	First Amended to Credit Agreement dated as of February 8, 2008 by and among NCO Group, Inc., NCO Financial Systems, Inc., certain guarantors, Citizens Bank of Pennsylvania, and RBS Securities Corporation d/b/a RBS Greenwich Capital, as lead arranger and bookrunner, and the Lenders (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008 (SEC File Number 333-144067, 333-144068))

10.3	Security Agreement Supplement dated as of February 29, 2008 made by NCO Group, Inc., NCO Financial Systems, Inc., the Subsidiary Guarantors and the Other Grantors identified therein to Citizens Bank of Pennsylvania, as the Collateral Agent and Administrative Agent Lenders (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008 (SEC File Number 333-144067, 333-144068)) ( NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

10.4	Intellectual Property Security Agreement, dated February 29, 2008, made by the persons listed on the signature pages in favor of Citizens Bank of Pennsylvania, as the Collateral Agent Lenders (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008 (SEC File Number 333-144067, 333-144068)) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

10.5	Subscription Agreement dated as of February 27, 2008 by and among NCO Group, Inc., One Equity Partners II, L.P., OEP II Co-Investors, EP II Partners Co-Invest L.P. and several other individuals and entities listed on the signature pages thereto Lenders (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008 (SEC File Number 333-144067, 333-144068))

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) promulgated under the Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 15, 2008	By:	/s/ Michael J. Barrist
Michael J. Barrist
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

Date:	May 15, 2008	By:	/s/ John R. Schwab
John R. Schwab
Executive Vice President, Finance and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of NCO Group, Inc., as amended (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 filed on May 13, 2008 (SEC File Number 333-150885))

4.1	Fifth Supplemental Indenture, dated as of February 29, 2008, among NCO Group, Inc., the New Guarantors (as defined therein), and The Bank of New York, as Trustee, with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 filed on May 13, 2008 (SEC File Number 333-150885))

4.2	Fifth Supplemental Indenture, dated as of February 29, 2008, among NCO Group, Inc., the New Guarantors (as defined therein), and The Bank of New York, as Trustee, with respect to the 11.875% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 filed on May 13, 2008 (SEC File Number 333-150885))

10.1	NCO Group, Inc. Amended and Restated Restricted Share Plan (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 filed on May 13, 2008 (SEC File Number 333-150885))

10.2	First Amended to Credit Agreement dated as of February 8, 2008 by and among NCO Group, Inc., NCO Financial Systems, Inc., certain guarantors, Citizens Bank of Pennsylvania, and RBS Securities Corporation d/b/a RBS Greenwich Capital, as lead arranger and bookrunner, and the Lenders (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008 (SEC File Number 333-144067, 333-144068))

10.3	Security Agreement Supplement dated as of February 29, 2008 made by NCO Group, Inc., NCO Financial Systems, Inc., the Subsidiary Guarantors and the Other Grantors identified therein to Citizens Bank of Pennsylvania, as the Collateral Agent and Administrative Agent Lenders (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008 (SEC File Number 333-144067, 333-144068)) ( NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

10.4	Intellectual Property Security Agreement, dated February 29, 2008, made by the persons listed on the signature pages in favor of Citizens Bank of Pennsylvania, as the Collateral Agent Lenders (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008 (SEC File Number 333-144067, 333-144068)) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

10.5	Subscription Agreement dated as of February 27, 2008 by and among NCO Group, Inc., One Equity Partners II, L.P., OEP II Co-Investors, EP II Partners Co-Invest L.P. and several other individuals and entities listed on the signature pages thereto Lenders (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008 (SEC File Number 333-144067, 333-144068))

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) promulgated under the Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.