Form 10-Q/A
period 2008-03-31
NCO Group, Inc.
filed 2008-05-16
CIK 1397772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The Registrant is filing this amendment to its Quarterly Report on Form 10-Q for the period ended March 31, 2008 in order to correct a typographical error that appeared in the Registrant’s Consolidated Statements of Cash Flows, specifically “Other Assets” for the three months ended March 31, 2008, contained in Item 1 of Part I of such Report. Other than such correction, no other changes are being made to such Report.

This Report continues to speak as of the date of the original filing, and we have not updated the disclosure in this Report to speak as of a later date.

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

See accompanying notes.

NCO GROUP, INC

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
Cash flows from operating activities:
Net loss	$(9,236)	$(2,450)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation and amortization	27,786	24,928
Amortization of purchased servicing rights	—	111
Stock-based compensation	127	107
Amortization of deferred training asset	633	532
Provision for doubtful accounts	831	1,760
Impairment of purchased accounts receivable	6,165	—
Gain on sale of purchased accounts receivable	(823)	(614)
Loss on disposal of property, equipment and other net assets	631	11
Other	(397)	(50)
Parent remittance on behalf of SST	—	639
Minority interest	327	2,120
Deferred income taxes	(17,820)	(1,360)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, trade	4,092	(12,778)
Other assets	8,905	1,265
Accounts payable and accrued expenses	10,990	5,185
Income taxes payable	(2,807)	(291)
Other long-term liabilities	246	160

Net cash provided by operating activities	29,650	19,275

Cash flows from investing activities:
Purchases of accounts receivable	(39,368)	(37,602)
Collections applied to principal of purchased accounts receivable	22,441	25,156
Proceeds from sales and resales of purchased accounts receivable	860	1,720
Purchases of property and equipment	(7,920)	(6,670)
Proceeds from notes receivable	290	307
Investment revenue bond maturities	—	26
Net cash paid for acquisitions and related costs	(323,598)	(3,221)

Net cash used in investing activities	(347,295)	(20,284)

Cash flows from financing activities:
Repayment of notes payable	(11,103)	(14,289)
Borrowings under notes payable	10,397	14,286
Repayment of borrowings under senior credit facility	(58,205)	(23,325)
Borrowings under senior credit facility	205,000	29,000
Payment of fees to acquire debt	(9,148)	—
Investment in subsidiary by minority interest	1,816	518
Return of investment in subsidiary to minority interest	(3,347)	(747)
Principal payments on investment revenue bonds	—	(26)
Issuance of stock	210,000	—
Payment of dividends	(12,157)	—

Net cash provided by financing activities	333,253	5,417

Effect of exchange rate on cash	(336)	(240)

Net increase in cash and cash equivalents	15,272	4,168
Cash and cash equivalents at beginning of the period	31,283	20,703

Cash and cash equivalents at end of the period	$46,555	$24,871

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

Date:	May 16, 2008	By:	/s/ Michael J. Barrist
Michael J. Barrist
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

Date:	May 16, 2008	By:	/s/ John R. Schwab
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