Form 10-Q
period 2008-06-30
NCO Group, Inc.
filed 2008-08-13
CIK 1397772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 333-150885

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒. (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒.

The number of shares outstanding of each of the issuer’s classes of common stock as of August 11, 2008 was: 2,959,882 shares of Class A common stock, $0.01 par value and 400,894 shares of Class L common stock, $0.01 par value.

* The registrant has not been subject to the filing requirements for the past 90 days. The registrant became subject to the filing requirements on July 3, 2008.

NCO GROUP, INC.

Part I. Financial Information

Item 1.	Financial Statements

NCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$48,416	$31,283
Accounts receivable, trade, net of allowances of $4,988 and $3,137, respectively	211,420	183,444
Purchased accounts receivable, current portion, net of allowance for impairment of $55,736 and $24,962, respectively	80,887	72,617
Deferred income taxes	28,995	16,279
Prepaid expenses and other current assets	57,142	32,744

Total current assets	426,860	336,367

Funds held on behalf of clients

Property and equipment, net	148,854	134,459

Other assets:
Goodwill	846,561	614,744
Trade names	104,363	96,613
Customer relationships and other intangible assets, net of accumulated amortization	358,174	280,102
Purchased accounts receivable, net of current portion	166,526	172,968
Other assets	50,818	42,746

Total other assets	1,526,442	1,207,173

Total assets	$2,102,156	$1,677,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$28,422	$24,644
Income taxes payable	14,042	—
Accounts payable	26,416	21,457
Accrued expenses	121,441	94,151
Accrued compensation and related expenses	52,529	32,217
Deferred revenue	44,533	1,427

Total current liabilities	287,383	173,896

Funds held on behalf of clients

Long-term liabilities:
Long-term debt, net of current portion	1,035,644	903,052
Deferred income taxes	137,841	126,403
Other long-term liabilities	15,915	17,655

Minority interest	44,658	48,948

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 6,500 shares authorized, 2,363 and 1,408 shares issued and outstanding, respectively	24	14
Class L common stock, par value $0.01 per share, 800 and 400 shares authorized, 402 and 401 shares issued and outstanding, respectively	4	4
Class A common stock, par value $0.01 per share, 4,500 and 2,750 shares authorized, 2,960 and 1,822 shares issued and outstanding, respectively	29	18
Additional paid-in capital	715,965	518,089
Accumulated other comprehensive income	1,595	2,835
Accumulated deficit	(136,902)	(112,915)

Total stockholders’ equity	580,715	408,045

Total liabilities and stockholders’ equity	$2,102,156	$1,677,999

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
Revenues:
Services	$396,553	$286,004	$731,598	$577,281
Portfolio	7,514	42,754	36,214	86,001
Portfolio sales	917	875	1,740	1,489

Total revenues	404,984	329,633	769,552	664,771

Operating costs and expenses:
Payroll and related expenses	223,894	169,353	420,313	341,460
Selling, general and administrative expenses	147,619	115,539	276,437	231,899
Depreciation and amortization expense	32,147	25,379	59,933	50,307
Restructuring charges	4,227	—	6,868	—

Total operating costs and expenses	407,887	310,271	763,551	623,666

(Loss) Income from operations	(2,903)	19,362	6,001	41,105

Other income (expense):
Interest income	539	1,283	819	2,676
Interest expense	(23,003)	(23,116)	(45,410)	(47,458)
Other income (expense), net	(579)	1,750	(161)	1,070

Total other income (expense)	(23,043)	(20,083)	(44,752)	(43,712)

Loss before income taxes	(25,946)	(721)	(38,751)	(2,607)
Income tax benefit	(8,107)	(1,342)	(12,003)	(2,898)

Loss before minority interest	(17,839)	621	(26,748)	291
Minority interest	3,088	(1,934)	2,761	(4,054)

Net loss	$(14,751)	$(1,313)	$(23,987)	$(3,763)

See accompanying notes.

NCO GROUP, INC

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
Cash flows from operating activities:
Net loss	$(23,987)	$(3,763)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation and amortization	59,933	50,307
Amortization of purchased servicing rights	—	162
Stock-based compensation	335	157
Amortization of deferred training asset	1,350	1,152
Provision for doubtful accounts	1,060	2,959
Impairment of purchased accounts receivable	30,774	460
Gain on sale of purchased accounts receivable	(1,740)	(1,489)
Loss on disposal of property, equipment and other net assets	809	20
Other	(741)	540
Parent remittance on behalf of SST	—	1,208
Minority interest	(2,761)	4,054
Deferred income taxes	(13,465)	(4,387)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, trade	20,870	(10,958)
Other assets	2,540	(1,475)
Accounts payable and accrued expenses	162	(2,596)
Income taxes payable	(4,901)	981
Other long-term liabilities	(1,926)	(571)

Net cash provided by operating activities	68,312	36,761

Cash flows from investing activities:
Purchases of accounts receivable	(73,889)	(74,024)
Collections applied to principal of purchased accounts receivable	45,784	39,187
Proceeds from sales and resales of purchased accounts receivable	1,885	9,604
Purchases of property and equipment	(18,310)	(12,791)
Proceeds from bonds and notes receivable	418	831
Net cash paid for acquisitions and related costs	(325,463)	(4,287)

Net cash used in investing activities	(369,575)	(41,480)

Cash flows from financing activities:
Repayment of notes payable	(19,760)	(24,354)
Borrowings under notes payable	13,306	31,839
Repayment of borrowings under senior credit facility	(106,218)	(38,325)
Borrowings under senior credit facility	246,500	44,500
Payment of fees to acquire debt	(9,182)	(295)
Investment in subsidiary by minority interest	2,191	933
Return of investment in subsidiary to minority interest	(5,631)	(3,992)
Issuance of stock, net	209,719	—
Payment of dividends	(12,157)	—

Net cash provided by financing activities	318,768	10,306

Effect of exchange rate on cash	(372)	477

Net increase in cash and cash equivalents	17,133	6,064
Cash and cash equivalents at beginning of the period	31,283	20,703

Cash and cash equivalents at end of the period	$48,416	$26,767

See accompanying notes.

NCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Operations:

On November 15, 2006, NCO Group, Inc. was acquired by One Equity Partners and its affiliates (“OEP”), a private equity investment fund, with participation by certain members of executive management and other investors (the “Transaction”). On February 27, 2007, NCO Group, Inc. was merged with and into the acquiring entity and the surviving corporation was renamed NCO Group, Inc. (collectively with its subsidiaries, the “Company” or “NCO”).

NCO is a holding company and conducts substantially all of its business operations through its subsidiaries. NCO is a leading global provider of business process outsourcing solutions, primarily focused on accounts receivable management (“ARM”) and customer relationship management (“CRM”). NCO provides services through over 100 offices in the United States, Canada, the Philippines, Panama, the Caribbean, India, the United Kingdom, Australia and Mexico. The Company provides services to more than 26,000 active clients, including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, retail and commercial, utilities, education, transportation/logistics, technology and government services. These clients are primarily located throughout the United States, Canada, the United Kingdom, Europe, Australia, Puerto Rico and Latin America. The Company’s largest client during the six months ended June 30, 2008, was in the financial services sector and represented 7.4 percent of the Company’s consolidated revenue for the six months ended June 30, 2008. The Company also purchases and collects past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies, and other consumer-oriented companies.

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

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) states that a “business combination” excludes transfers of net assets or exchanges of equity interests between entities under common control. SFAS 141 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (“as-if pooling-of-interests”) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Because the Company and SST were under common control at the time of the SST acquisition, the transfer of assets and liabilities of SST were accounted for at historical cost in a manner similar to a pooling of interests. For financial accounting purposes, the acquisition is viewed as a change in reporting entity and, as a result, requires restatement of the Company’s financial statements for all periods subsequent to November 15, 2006, the date of the Transaction and the date at which common control of the Company and SST by JPM commenced. Accordingly, the Company’s consolidated balance sheet as of December 31, 2007, the consolidated statements of operations for the three and six months ended June 30, 2007 and the consolidated statement of cash flows for the six months ended June 30, 2007 have been restated to include SST’s financial position information as of December 31, 2007, its results of operations for the three and six months ended June 30, 2007 and cash flows for the six months ended June 30, 2007.

2.	Accounting Policies (continued):

Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2007 balance sheet was derived from the consolidated audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as otherwise disclosed herein) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company’s business, operating results for the three-month and six-month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other interim period. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2007, a copy of which is included in the Company’s prospectus filed pursuant to Rule 424(b)(3) on July 3, 2008.

Revenue Recognition:

ARM:

ARM contingency fee revenue is recognized upon collection of funds by NCO or its client. Fees for ARM contractual services are recognized as services are performed and earned under service arrangements with clients where fees are fixed or determinable and collectability is reasonably assured. Deferred revenue in the accompanying balance sheet primarily relates to certain prepaid fees for letter services for which revenue is recognized when the letter services are provided or the time period for which the Company is obligated to provide the letter services has expired.

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

At acquisition, the Company derives an internal rate of return (“IRR”) based on the expected monthly collections over the estimated economic life of each portfolio of accounts receivable (typically up to seven years, based on the Company’s collection experience) compared to the original purchase price. Monthly collections on the portfolios are allocated between revenue and carrying value reduction based on applying each portfolio’s effective IRR for the period to its carrying value. Over the life of a portfolio, the Company continues to estimate cash flows expected to be collected. The Company evaluates at the balance sheet date whether the present value of its portfolios determined using the effective interest rates for each portfolio has decreased, and if so, records a valuation allowance to maintain the original IRR. Any increase in actual or estimated cash flows expected to be collected is first used to reverse any existing valuation allowance for that portfolio, and any remaining increases in cash flows are recognized prospectively through an increase in the IRR. The updated IRR then becomes the new benchmark for subsequent valuation allowance testing.

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

The Company applies a financial components approach. Generally, that approach focuses on control of each of the various retained or sold interests or liabilities in a given financial asset sale to conclude when a sale has actually occurred as compared to a mere financing, and the accounting for any related rights retained and/or duties committed to on an ongoing basis, including servicing. Under that approach, after a transfer of financial assets, an entity allocates a portion of the original cost of the assets to the assets sold in determining any gain or loss, and to any servicing assets it retains, such as servicing rights or rights to residual interests. Gain or loss is reported in the period of the transfer, net of any liabilities the Company has incurred or will incur in the future. Assets retained are amortized over the appropriate useful life of the asset. If control has not been transferred to the other party, the proceeds received are treated as a financing and no gain or loss is recorded at the time of the transfer.

Income Taxes:

For the three months ended June 30, 2008, the effective income tax rate decreased to 31.2 percent from 186.1 percent for the three months ended June 30, 2007. For the six months ended June 30, 2008, the effective income tax rate decreased to 31.0 percent from 111.2 percent for the six months ended June 30, 2007. These decreases were due to prior year losses in the domestic ARM and CRM businesses combined with income from certain foreign businesses which are not subject to income tax and less income attributable to minority interests.

2.	Accounting Policies (continued):

Fair Value Measurement:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value and provides guidance for measuring assets and liabilities at fair value. SFAS 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007 and for nonfinancial assets and nonfinancial liabilities in fiscal years beginning after November 15, 2008. Effective January 1, 2008 the Company adopted SFAS 157 for financial assets and financial liabilities. The Company is currently evaluating the impact of the provisions of SFAS 157 that relate to nonfinancial assets and nonfinancial liabilities. Among other things, SFAS 157 requires enhanced disclosures about assets and liabilities carried at fair value (note 5). As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In connection with the evaluation of SFAS 157, the Company also evaluated the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides a business entity with an option to measure and report selected financial assets and liabilities at fair value, while requiring the entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements as described in the statement. As of the January 1, 2008 effective date, the Company elected not to apply SFAS 159 to any of its existing eligible assets or liabilities; therefore there was no impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

In conjunction with an acquisition in September 2005 and streamlining the cost structure of the Company’s legacy operations, the Company recorded total restructuring charges of $22.4 million. These charges primarily related to the elimination of certain redundant facilities and severance costs. The balance of liabilities outstanding at June 30, 2008 was $2.2 million, which the Company expects to pay through 2011.

In conjunction with the acquisitions of Outsourcing Solutions Inc. (“OSI”) and Systems & Services Technologies, Inc. (“SST”) (note 4) and streamlining the cost structure of the Company’s legacy operations, the Company recorded restructuring charges of $4.2 million and $6.9 million during the three and six months ended June 30, 2008, respectively. These charges primarily related to the elimination of certain redundant facilities and severance costs. The balance of liabilities outstanding at June 30, 2008 was $4.3 million. The Company currently expects to pay this remaining balance through 2010. The Company currently anticipates that if further restructuring charges are recoded in the second half of 2008, they will be no more than approximately $4.0 million.

The following presents the activity in the accruals recorded for restructuring charges (amounts in thousands):

	Leases	Severance	Total
Balance at December 31, 2007	$3,259	$—	$3,259
Accruals	4,491	2,377	6,868
Cash payments	(1,579)	(1,891)	(3,470)
Property and equipment write-offs	(197)	—	(197)

Balance at June 30, 2008	$5,974	$486	6,460

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

	Leases	Severance	Total
Balance at December 31, 2007	$4,376	$971	$5,347
Cash payments	(526)	(483)	(1,009)
Leasehold improvement write-off	(418)	—	(418)

Balance at June 30, 2008	$3,432	$488	$3,920

4.	Business Combinations:

On February 29, 2008, the Company acquired OSI, a leading provider of business process outsourcing services, specializing primarily in accounts receivable management services, for $325.0 million in cash, subject to certain post-closing adjustments. The purchase price was financed in part by the issuance of 802,262 shares of the Company’s Series A 14% PIK Preferred Stock, 37,738 shares of Class L common stock and 1,012,262 shares of Class A common stock. The remainder of the purchase price was financed by borrowings of $139.0 million under the Company’s amended senior credit facility (note 10). Based on preliminary estimates, the Company allocated $107.6 million of the purchase price to the customer relationships, $8.3 million to the trade names, $747,000 to the non-compete agreements, and recorded goodwill of $222.2 million, which is non-deductible for tax purposes, in the ARM segment.

The following is a preliminary allocation of the purchase price to the assets acquired and liabilities assumed (amounts in thousands):

Purchase price	$325,000
Transaction costs	20,433
Cash	(25,908)
Accounts receivable	(49,454)
Purchased accounts receivable	(4,076)
Customer relationships	(107,561)
Trade names	(8,303)
Non-compete agreements	(747)
Property and equipment	(17,962)
Other assets	(30,917)
Current net deferred tax assets	(12,645)
Long-term net deferred tax liabilities	24,238
Accrued expenses and other liabilities	98,554
Accrued restructuring costs	11,547

Goodwill	$222,199

In connection with the OSI acquisition, the Company recorded liabilities of $11.5 million for an exit plan the Company began to formulate prior to the acquisition date. These liabilities principally relate to facilities leases, severance and other costs. The following presents the activity in the preliminary accruals recorded for restructuring related expenses (amounts in thousands); the Company expects to pay the remaining balance through 2014:

	Leases	Severance	Total
Accruals	$2,665	$8,882	$11,547
Cash payments	(928)	(5,026)	(5,954)

Balance at June 30, 2008	$1,737	$3,856	$5,593

4.	Business Combinations (continued):

On January 2, 2008, the Company acquired SST, a third-party consumer receivable servicer, for $13.4 million, subject to certain post-closing adjustments. The purchase price consisted of a cash payment of $8.1 million and the issuance of 22,484 shares of the Company’s Series A 14% PIK Preferred Stock. As described in note 2, since the Company and SST were under common control by JPM at the time of the SST acquisition, the transfer of assets and liabilities of SST were accounted for at historical cost in a manner similar to a pooling of interests. The $13.4 million of consideration paid to JPM for SST and the return of $4.0 million of cash that was not acquired was treated as dividends to JPM. In “as-if pooling-of-interests” accounting, financial statements of the previously separate companies for periods under common control prior to the combination are restated on a combined basis to furnish comparative information. Accordingly, the Company’s consolidated balance sheet as of December 31, 2007, the consolidated statements of operations for the three and six months ended June 30, 2007 and the consolidated statement of cash flows for the six months ended June 30, 2007 have been restated to include SST’s financial position information as of December 31, 2007, its results of operations for the three and six months ended June 30, 2007 and cash flows for the six months ended June 30, 2007. At December 31, 2007, SST added $50.2 million of total assets. For the three and six months ended June 30, 2007, SST added revenue of $19.5 million and $36.2 million, respectively, and net loss of $575,000 and $1.7 million, respectively.

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

	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30,
		2008	2007
Revenue	$433,942	$840,937	$875,500
Net loss	(2,149)	(28,507)	(7,262)

On December 18, 2006, the Company acquired the assets of Star Contact (BVI) Ltd. and Call Center-Telemarketing Pro-Panama, S.A. (together “Star Contact”), a provider of outsourced, multi-lingual contact center and customer care services based in Panama City, Panama, for $36.2 million. The acquisition agreement contains a provision for annual earnout payments to be made to the seller, for each of the two years following the acquisition, provided that certain performance measures are met as of the end of each of the two years. During the year ended December 31, 2007, the Company recorded $14.8 million of additional purchase price for the first annual earnout payment, which was paid during 2008.

During the six months ended June 30, 2008, the Company acquired several smaller companies, all of which were providers of ARM services, for an aggregate purchase price of $4.4 million which was paid in cash resulting in goodwill of approximately $4.4 million.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	At fair value as of June 30, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate caps	$—	$59	$—	$59

Liabilities:
Interest rate swaps	—	1,908	—	1,908
Forward exchange contracts	—	2,606	—	2,606
Embedded derivatives	—	—	5,774	5,774

Net liabilities	$—	$4,455	$5,774	$10,229

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

The contingent payment provisions embedded in the Company’s nonrecourse credit facility related to purchased accounts receivable are embedded derivatives. The Company revalues these embedded derivatives using similar current period purchased accounts receivable portfolio purchases’ underlying yields and cash flow changes. Inputs used to revalue these embedded derivatives are considered Level 3 measurements since they are unobservable. As of June 30, 2008, the value of our embedded derivatives was $5.8 million. Changes in the fair market value of the embedded derivatives are recorded in interest expense on the statement of operations. During the three and six months ended June 30, 2008, interest expense was reduced by $2.1 million and $3.6 million, respectively, to reflect decreases in the fair value of the embedded derivatives.

For purposes of valuation adjustments to its interest rate swap and foreign currency exchange derivative positions under SFAS 157, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures and remaining maturities in determining the appropriate fair value adjustments to record. These valuation adjustments were not significant for the six months ended June 30, 2008.

6.	Comprehensive Income (Loss):

Comprehensive income consists of net income (loss) plus certain changes in assets and liabilities, including the effects of intercompany transactions, that are not included in net income (loss) but are reported as a separate component of stockholders’ equity. The Company’s comprehensive income was as follows (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(14,751)	$(1,313)	$(23,987)	$(3,763)
Other comprehensive income:
Foreign currency translation adjustment	144	2,429	(427)	3,917
Change in fair value of cash flow hedges, net of tax	5,297	3,831	(1,946)	4,398
Net income (losses) on cash flow hedges reclassified into earnings, net of tax	1,050	(896)	1,133	(274)

Comprehensive (loss) income	$(8,260)	$4,051	$(25,227)	$4,278

The foreign currency translation adjustment was attributable to changes in the exchange rates used to translate the financial statements of the Company’s foreign operations into U.S. dollars.

7.	Purchased Accounts Receivable:

Portfolio Management and the U.K., Canadian and Australian divisions of ARM purchase defaulted consumer accounts receivable at a discount from the contractual principal balance. As of June 30, 2008, the carrying values of Portfolio Management’s and ARM’s purchased accounts receivable were $241.5 million and $5.9 million, respectively. The total outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $51.4 billion and $47.2 billion at June 30, 2008 and December 31, 2007, respectively.

The following summarizes the change in the carrying amount of the purchased accounts receivable (amounts in thousands):

	For the Six Months Ended June 30, 2008	For the Year Ended December 31, 2007
Balance at beginning of period	$245,585	$244,100
Purchases:
Cash purchases	73,889	125,283
Portfolios acquired in business combinations	4,076	—
Collections	(112,385)	(232,316)
Revenue recognized	66,601	155,088
Proceeds from portfolio sales and resales applied to carrying value	(145)	(23,068)
Allowance for impairment, net	(30,774)	(24,962)
Other	331	872
Foreign currency translation adjustment	235	588

Balance at end of period	$247,413	$245,585

7.	Purchased Accounts Receivable (continued):

In the ordinary course of purchasing portfolios of accounts receivable, Portfolio Management may sell accounts from an acquired portfolio shortly after they were purchased. The proceeds from these resales are essentially equal to, and applied against, the carrying value of the accounts. Therefore, there is no gain recorded on these resales. For the three and six months ended June 30, 2008, there were no proceeds from portfolio resales. For the three and six months ended June 30, 2007, proceeds from portfolio resales were $829,000 and $5.5 million, respectively.

Portfolio Management sells portfolios of accounts receivable based on a low probability of payment under the Company’s collection platform and other criteria. Proceeds from sales above the remaining carrying value are recorded as revenue. During the three months ended June 30, 2008 and 2007, Portfolio Management sold portfolios of accounts receivable for $1.0 million and $2.4 million with a carrying value of $107,000 and $1.5 million, and recorded revenue of $917,000 and $875,000 respectively. During the six months ended June 30, 2008 and 2007, Portfolio Management sold portfolios of accounts receivable for $1.9 million and $4.1 million with a carrying value of $145,000 and $2.6 million, and recorded revenue of $1.7 million and $1.5 million, respectively.

The following presents the change in the allowance for impairment of purchased accounts receivable accounted for under SOP 03-3 (amounts in thousands):

	For the Six Months Ended June 30, 2008	For the Year Ended December 31, 2007
Balance at beginning of period	$24,962	$—
Additions	31,110	25,422
Recoveries	(336)	(460)

Balance at end of period	$55,736	$24,962

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following presents the change in accretable yield (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$360,237	$436,555	$366,584	$465,451
Additions	32,974	14,507	79,479	54,044
Additions from business combinations	—	—	4,418	—
Other	(16)	(519)	(154)	(519)
Accretion	(32,029)	(42,166)	(66,601)	(84,933)
Reclassifications (to) from nonaccretable difference	(34,558)	(53,080)	(56,970)	(78,749)
Foreign currency translation adjustment	(81)	(247)	(229)	(244)

Balance at end of period	$326,527	$355,050	$326,527	$355,050

During the three months ended June 30, 2008 and 2007, the Company purchased accounts receivable with a cost of $34.5 million and $36.4 million, respectively, that had contractually required payments receivable at the date of acquisition of $1.1 billion and $1.9 billion, respectively, and expected cash flows at the date of acquisition of $67.5 million and $50.9 million, respectively. During the six months ended June 30, 2008 and 2007, the Company purchased accounts receivable with a cost of $73.9 million and $74.0 million, respectively, that had contractually required payments receivable at the date of acquisition of $2.5 billion and $3.4 billion, respectively, and expected cash flows at the date of acquisition of $153.4 million and $128.1 million, respectively.

8.	Funds Held on Behalf of Clients:

In the course of the Company’s subsidiaries’ regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $96.5 million and $70.5 million at June 30, 2008 and December 31, 2007, respectively, have been shown net of their offsetting liability for financial statement presentation.

9.	Goodwill and Other Intangible Assets:

SFAS No. 142, “Goodwill and Other Intangible Assets” requires goodwill to be allocated and tested at the reporting unit level. The Company’s reporting units are ARM, CRM and Portfolio Management. The Company’s reporting units had the following goodwill (amounts in thousands):

	June 30, 2008	December 31, 2007
ARM	$562,750	$330,933
Portfolio Management	155,693	155,693
CRM	128,118	128,118

Total	$846,561	$614,744

The increase in ARM’s goodwill balance from December 31, 2007 to June 30, 2008, was primarily due to the goodwill from the OSI acquisition.

In connection with the Transaction, the Company allocated $96.6 million of the purchase price to the fair value of the NCO name, which is an indefinite-lived intangible asset and therefore is not subject to amortization.

In connection with the OSI acquisition, the Company allocated $8.3 million of the purchase price to the fair value of certain trade names acquired in connection with the OSI acquisition, which are subject to amortization. At June 30, 2008, accumulated amortization of the OSI trade names was $553,000.

Other intangible assets subject to amortization consist of customer relationships and non-compete agreements. The following represents the other intangible assets subject to amortization (amounts in thousands):

	June 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$440,531	$85,441	$332,902	$55,547
Non-compete agreements	4,119	1,035	3,372	625

Total	$444,650	$86,476	$336,274	$56,172

The Company recorded amortization expense for all other intangible assets of $17.0 million and $12.1 million during the three months ended June 30, 2008 and 2007, respectively, and $30.9 million and $24.1 million during the six months ended June 30, 2008 and 2007, respectively. The following represents the Company’s expected amortization expense from these other intangible assets over the next five years (amounts in thousands):

For the Years Ended December 31,	Estimated Amortization Expense
2008	$64,567
2009	67,011
2010	65,824
2011	65,633
2012	61,356

10.	Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2008	December 31, 2007
Senior term loan	$591,632	$460,350
Senior revolving credit facility	56,000	47,000
Senior subordinated notes	200,000	200,000
Senior notes	165,000	165,000
Nonrecourse credit facility	44,905	53,742
Other	6,529	1,604
Less current portion	(28,422)	(24,644)

	$1,035,644	$903,052

Senior Credit Facility:

On November 15, 2006, the Company entered into a senior credit facility (“Credit Facility”) with a syndicate of financial institutions. The Credit Facility consisted of a $465.0 million term loan and a $100.0 million revolving credit facility. In connection with the OSI acquisition, in February 2008 the Company amended the Credit Facility to add $139.0 million to the term loan. The Company is required to make quarterly principal repayments of $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. The Company is also required to make annual prepayments of 50 percent, 25 percent or zero percent of its excess annual cash flow, based on its leverage ratio. The revolving credit facility requires no minimum principal payments until its maturity in November 2011. The availability of the revolving credit facility is reduced by any unused letters of credit ($18.4 million at June 30, 2008). As of June 30, 2008, the Company had $25.6 million of remaining availability under the revolving credit facility.

All borrowings bear interest at an annual rate equal to either, at the option of the Company, (i) the higher of the prime rate (5.00 percent at June 30, 2008) or the federal funds rate (2.47 percent at June 30, 2008) plus 0.50 percent, plus a margin of 1.50 percent to 2.00 percent in the case of the revolving credit facility and 3.00 percent to 3.25 percent in the case of the term loan, based on the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio; or (ii) LIBOR (2.46 percent at June 30, 2008) plus a margin of 2.50 percent to 3.00 percent in the case of the revolving credit facility, and 4.00 percent to 4.25 percent in the case of the term loan, based on the Company’s funded debt to EBITDA ratio. The Company is charged a quarterly commitment fee on the unused portion of the revolving credit facility at an annual rate of 0.50 percent. The effective interest rate on the Credit Facility was approximately 7.56 percent and 8.17 percent for the three months ended June 30, 2008 and 2007, respectively, and 7.64 percent and 8.24 percent for the six months ended June 2008 and 2007, respectively. The Credit Facility also requires that the Company obtain interest rate protection for a period of three years in a notional amount not to be less than 50 percent of the aggregate principal amount of the term loan facility.

Borrowings under the Credit Facility are collateralized by substantially all of the Company’s assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or a change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. The Company was in compliance with all required financial covenants and was not aware of any events of default as of June 30, 2008.

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

The Senior Notes are senior unsecured obligations and are senior in right of payment to all existing and future senior subordinated indebtedness, including the Senior Subordinated Notes, and all future subordinated indebtedness. The Senior Notes bear interest at an annual rate equal to LIBOR plus 4.875 percent, reset quarterly. The effective interest rate of the Senior Notes was approximately 7.74 percent and 10.24 percent for the three months ended June 30, 2008 and 2007, respectively, and 8.30 percent and 10.24 percent for the six months ended June 30, 2008. The Company may redeem the Senior Notes, in whole or in part, at any time on or after November 15, 2008 at varying redemption prices depending on the redemption date, plus accrued and unpaid interest.

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

Nonrecourse Credit Facility:

The Company has a nonrecourse credit facility and an exclusivity agreement (collectively the “Agreement”). The Agreement provides that all purchases of accounts receivable by the Company with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender will finance non-equity borrowings with floating interest at an annual rate equal to LIBOR plus 2.50 percent to 4.00 percent. These borrowings are nonrecourse to the Company and are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and the initial investment by the Company, including interest. The Company may terminate the Agreement for a cost of $250,000 for each month remaining under the Agreement from the date of termination until June 30, 2009, when the Agreement expires.

Borrowings under the Agreement are nonrecourse to the Company, except for the assets within the entities established in connection with the financing agreement. The Agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed through the Agreement, in addition to other remedies.

Total debt outstanding under this facility was $44.9 million and $53.7 million as of June 30, 2008 and December 31, 2007, respectively, which included $5.8 million and $9.6 million, respectively, of accrued residual interest. The effective interest rate on these loans, including the residual interest component, was approximately 9.5 percent and 12.9 percent for the three months ended June 30, 2008 and 2007, respectively, and 10.0 percent and 12.5 percent for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the Company was in compliance with all required covenants.

11.	Stockholders’ Equity:

The Company’s Series A 14% PIK Preferred Stock (“Series A”) is entitled to a dividend at an annual rate of 14 percent, and the Company’s Class L Common Stock (“Class L”) is entitled to a yield at an annual rate of 14 percent. The dividends and yields are calculated on February 28, May 31, August 31 and November 30 of each year. On February 28, 2008 and May 31, 2008, 49,108 shares and 80,879 shares respectively, of Series A were issued for the Series A “paid-in-kind” dividends. The yields for Class L are compounding and accumulate on the unreturned initial investment but are not declared until payment. As of June 30, 2008, the accumulated yield for shares of Class L was $21.6 million.

On January 2, 2008, the Company issued 22,484 shares of Series A to JPM as partial consideration for the acquisition of SST. Due to the related party nature of the acquisition (see Note 4), the remaining consideration of $8.1 million was a deemed cash dividend payment.

In connection with the OSI acquisition, the Company increased its authorized capital to the following amounts: 6,500,000 shares of Series A; 800,000 shares of Class L; and 4,500,000 shares of Class A Common Stock (“Class A”). The Company privately placed 802,262 shares of Series A, 37,738 shares of Class L and 1,012,261 shares of Class A for aggregate proceeds of $210.0 million. The entire amount of the proceeds was used to acquire OSI.

12.	Derivative Financial Instruments:

The Company enters into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These contracts are designated as cash flow hedges. The Company had forward exchange contracts for the purchase of 943.0 million Philippine pesos, 56.9 million Canadian dollars and 2.0 million Australian dollars outstanding at June 30, 2008, which mature throughout the remainder of 2008. The impact of the settlement of the Company’s foreign exchange cash flow hedges was recorded in payroll and related expenses, selling, general and administrative expenses and other income (expense) in the statement of operations. At June 30, 2008, the fair market value of all outstanding cash flow hedges was a net liability of $2.6 million, which was included in other liabilities. All of the accumulated gains and losses in other comprehensive income (loss) related to foreign exchange cash flow hedges at June 30, 2008, are expected to be reclassified into earnings within the next 12 months.

The Company has interest rate swap agreements to minimize the impact of LIBOR fluctuations on interest payments on the Company’s floating rate debt. The interest rate swaps are designated as cash flow hedges. The interest rate swaps cover an aggregate notional amount of $371.1 million. The Company is required to pay the counterparties quarterly interest payments at a weighted average fixed rate ranging from 3.41 to 4.89 percent, and receives from the counterparties variable quarterly interest payments based on LIBOR. The net interest paid or received is included in interest expense. As of June 30, 2008, the fair market value of the interest rate swaps was a net liability of $1.9 million, which was included in other liabilities.

The following presents the Company’s unrealized and realized gains (losses) relating to cash flow hedges (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Forward exchange contracts:
Unrealized net gains (losses)	$(538)	$3,849	$(2,921)	$4,175
Realized net gains (losses) reclassified into earnings	(291)	977	(264)	19
Interest rate swap agreements:
Unrealized net gains (losses)	8,688	2,046	(73)	2,591
Realized net gains (losses) reclassified into earnings	(1,144)	402	(1,479)	402

The Company’s nonrecourse credit facility relating to purchased accounts receivable contains contingent payments that are accounted for as embedded derivatives. At June 30, 2008 and December 31, 2007, the estimated fair value of the embedded derivative was $5.8 million and $9.6 million, respectively. Changes in the fair market value of the embedded derivatives are recorded in interest expense on the statement of operations. During the three months ended June 30, 2008 and 2007, interest expense was reduced by $2.1 million and $583,000, respectively, to reflect decreases in the fair value of the embedded derivatives. During the six months ended June 30, 2008 and 2007, interest expense was reduced by $3.6 million and $1.1 million, respectively, to reflect decreases in the fair value of the embedded derivatives.

The Company enters into interest rate cap contracts to minimize the impact of LIBOR fluctuations on transactions and cash flows. The Company had interest rate caps covering an aggregate notional amount of $517.7 million at June 30, 2008, with a weighted average LIBOR cap rate of 6.00 percent. The interest rate caps are not designated as cash flow hedges, and, accordingly, changes in fair market value, if any, are recorded in other income (expense) in the statement of operations. As of June 30, 2008, the fair market value of all outstanding interest rate caps was $59,000, which was included in other current assets.

13.	Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	For the Six Months Ended June 30,
	2008	2007
Noncash investing and financing activities:
Fair value of assets acquired	$154,114	$2,696
Liabilities assumed from acquisitions	154,588	776
General and admin. expenses paid by SST parent	—	1,208
Disposal of fixed assets	—	740
Adjustment to acquired assets and liabilities	—	519

14.	Commitments and Contingencies:

Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications companies, a foreign labor subcontractor in India and other vendors that require minimum purchase commitments. These agreements expire between 2008 and 2011. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

2008	$31,827
2009	22,743
2010	14,276
2011	1,840

$70,686

The Company incurred $11.8 million and $15.5 million of expense in connection with these purchase commitments for the three months ended June 30, 2008 and 2007, respectively, and $27.9 million and $30.5 million for the six months ended June 30, 2008 and 2007, respectively.

Forward-Flow Agreements:

The Company has several fixed price agreements, or forward-flows, that obligate the Company to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. At June 30, 2008, the Company had forward-flows aggregating up to approximately $9.8 million per month, expiring between August 2008 and December 2012. The terms of the agreements vary; some may be terminated by the seller with either 30, 60 or 90 day written notice.

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

14.	Commitments and Contingencies (continued):

Litigation and Investigations (continued):

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

Tax Matters:

In 2004, the Company received notice of a proposed reassessment from a foreign taxing authority relating to certain matters occurring from 1998 through 2001 regarding one of the Company’s subsidiaries. In September 2006, the Company received the formal notice of reassessment in the amount of $16.3 million including interest and penalties, converted as of June 30, 2008 ($14.6 million converted as of December 31, 2006), and in December 2006 the Company paid a deposit of $8.5 million including interest. The Company maintains a reserve that it believes is adequate to address its exposure to this matter and has contested the reassessment.

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

As of June 30, 2008, the Company’s business consisted of three operating divisions: ARM, CRM and Portfolio Management. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies.”

ARM provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM serves clients of all sizes in local, regional, and national markets in the United States, Canada, the United Kingdom and Australia. ARM provides services to its U.S. customers through offices in the U.S., Canada, the Philippines, Panama, India, Antigua, Barbados and Mexico. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. ARM had total assets, net of any intercompany balances, of $1.4 billion and $913.7 million at June 30, 2008 and December 31, 2007, respectively. ARM also provides accounts receivable management services to Portfolio Management. ARM recorded revenue of $22.7 million and $25.6 million for these services for the three months ended June 30, 2008 and 2007, respectively, and $45.5 million and $53.3 million for the six months ended June 30, 2008 and 2007, respectively.

The CRM division provides customer relationship management services to clients in the United States, Canada and Latin America through offices in the United States, Canada, the Philippines, Panama and Barbados. CRM had total assets, net of any intercompany balances, of $326.2 million and $340.9 million at June 30, 2008 and December 31, 2007, respectively. CRM also provides certain services to ARM. CRM recorded revenue of $705,000 and $98,000 for the three months ended June 30, 2008 and 2007, respectively, and $902,000 and $187,000 for these services for the six months ended June 30, 2008 and 2007, respectively.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies and other consumer oriented companies. Portfolio Management had total assets, net of any intercompany balances, of $424.5 million and $423.4 million at June 30, 2008 and December 31, 2007, respectively.

The following tables represent the revenue, payroll and related expenses, selling, general, and administrative expenses, restructuring charges and income from operations before depreciation and amortization for each segment:

	For the Three Months Ended June 30, 2008 (amounts in thousands)
	ARM	CRM	Portfolio Management	Eliminations	Total
Revenue	$334,788	$84,768	$8,803	$(23,375)	$404,984
Payroll and related expenses	160,446	62,173	1,980	(705)	223,894
Selling, general and admin. expenses	131,619	14,997	23,673	(22,670)	147,619
Restructuring charges	1,888	2,339	—	—	4,227

Income (loss) from operations before depreciation and amortization	$40,835	$5,259	$(16,850)	$—	$29,244

15.	Segment Reporting (continued):

	For the Three Months Ended June 30, 2007 (amounts in thousands)
	ARM	CRM	Portfolio Management	Eliminations	Total
Revenue	$230,076	$81,639	$43,629	$(25,711)	$329,633
Payroll and related expenses	107,579	59,874	1,998	(98)	169,353
Selling, general and admin. expenses	101,275	12,998	26,879	(25,613)	115,539

Income from operations before depreciation and amortization	$21,222	$8,767	$14,752	$—	$44,741

	For the Six Months Ended June 30, 2008 (amounts in thousands)
	ARM	CRM	Portfolio Management	Eliminations	Total
Revenue	$607,979	$170,517	$37,503	$(46,447)	$769,552
Payroll and related expenses	290,788	126,354	4,073	(902)	420,313
Selling, general and admin. expenses	244,623	30,030	47,329	(45,545)	276,437
Restructuring charges	4,412	2,456	—	—	6,868

Income (loss) from operations before depreciation and amortization	$68,156	$11,677	$(13,899)	$—	$65,934

Capital expenditures	$7,087	$11,223	$—	$—	$18,310

	For the Six Months Ended June 30, 2007 (amounts in thousands)
	ARM	CRM	Portfolio Management	Eliminations	Total
Revenue	$470,018	$160,770	$87,490	$(53,507)	$664,771
Payroll and related expenses	218,774	118,901	3,972	(187)	341,460
Selling, general and admin. expenses	203,949	25,890	55,380	(53,320)	231,899

Income from operations before depreciation and amortization	$47,295	$15,979	$28,138	$—	$91,412

Capital expenditures	$9,884	$2,907	$—	$—	$12,791

16.	Related Party Transactions:

The Company has agreed to pay OEP a management fee of $3.0 million per year, plus reimbursement of expenses, for management, advice and related services. During the three and six months ended June 30, 2008, the Company incurred $750,000 and $1.5 million, respectively, relating to such management fees, which were included in selling, general and administrative expenses.

OEP is an affiliate of JPM, and JPM is a client of the Company. For the three and six months ended June 30, 2008, the Company received fees for providing services to JPM of $2.8 million and $5.6 million, respectively. At June 30, 2008 and December 31, 2007, the Company had accounts receivable of $15,000 and $138,000, respectively, due from JPM. Additionally, affiliates of Citigroup are investors of the Company, and Citigroup is a client of the Company. For the three and six months ended June 30, 2008, the Company received fees for providing services to Citigroup of $12.0 million and $22.8 million, respectively. At June 30, 2008 and December 31, 2007, the Company had accounts receivable of $3.6 million and $1.9 million, respectively, due from Citigroup.

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

FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets”:

In April 2008, the FASB issued Staff Position 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently reviewing FSP 142-3 to assess the impact of adoption.

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

NCO GROUP, INC.

Consolidating Balance Sheet

June 30, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$23,654	$24,762	$—	$48,416
Accounts receivable, trade, net of allowance for doubtful accounts	—	190,070	21,350	—	211,420
Purchased accounts receivable, current portion	—	17,255	63,632	—	80,887
Deferred income taxes	357	28,777	(139)	—	28,995
Prepaid expenses and other current assets	3,760	44,760	8,622	—	57,142

Total current assets	4,117	304,516	118,227	—	426,860

Property and equipment, net	—	103,391	45,463	—	148,854

Other assets:
Goodwill	—	767,993	78,568	—	846,561
Trade names	—	101,516	2,847	—	104,363
Customer relationships and other intangible assets, net of accumulated amortization	—	331,998	26,176	—	358,174
Purchased accounts receivable, net of current portion	—	36,461	130,065	—	166,526
Investment in subsidiaries	1,027,883	65,699	—	(1,093,582)	—
Other assets	16,221	52,066	(17,469)	—	50,818

Total other assets	1,044,104	1,355,733	220,187	(1,093,582)	1,526,442

Total assets	$1,048,221	$1,763,640	$383,877	$(1,093,582)	$2,102,156

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$6,054	$188	$22,180	$—	$28,422
Intercompany (receivable) loan	(117,242)	21,857	95,385	—	—
Income taxes payable	—	—	14,042	—	14,042
Accounts payable	750	22,152	3,514	—	26,416
Accrued expenses	12,868	84,821	23,752	—	121,441
Accrued compensation and related expenses	—	37,694	14,835	—	52,529
Deferred revenue	—	44,082	451		44,533

Total current liabilities	(97,570)	210,794	174,159	—	287,383

Long-term liabilities:
Long-term debt, net of current portion	622,173	384,933	28,538	—	1,035,644
Deferred income taxes	(58,101)	176,121	19,821	—	137,841
Other long-term liabilities	1,004	5,457	9,454	—	15,915

Minority interest	—	—	44,658	—	44,658
Stockholders’ equity	580,715	986,335	107,247	(1,093,582)	580,715

Total liabilities and stockholders’ equity	$1,048,221	$1,763,640	$383,877	$(1,093,582)	$2,102,156

18.	Subsidiary Guarantor Financial Information (continued):

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

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended June 30, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Services	$—	$399,514	$90,097	$(93,058)	$396,553
Portfolio	—	8,693	(1,179)	—	7,514
Portfolio sales	—	160	757	—	917

Total revenues	—	408,367	89,675	(93,058)	404,984

Operating costs and expenses:
Payroll and related expenses	3	230,371	59,975	(66,455)	223,894
Selling, general and administrative expenses	1,016	137,547	35,659	(26,603)	147,619
Depreciation and amortization expense	—	24,293	7,854	—	32,147
Restructuring charges	—	1,703	2,524	—	4,227

Total operating costs and expenses	1,019	393,914	106,012	(93,058)	407,887

(Loss) income from operations	(1,019)	14,453	(16,337)	—	(2,903)

Other income (expense):
Interest and investment income	63	236	240	—	539
Interest expense	(15,820)	(7,783)	600	—	(23,003)
Interest (expense) income to affiliate	(424)	2,099	(1,675)	—	—
Subsidiary income	(4,053)	(10,655)	—	14,708	—
Other income	—	(579)	—	—	(579)

	(20,234)	(16,682)	(835)	14,708	(23,043)

(Loss) income before income taxes	(21,253)	(2,229)	(17,172)	14,708	(25,946)
Income tax (benefit) expense	(6,502)	2,033	(3,638)	—	(8,107)

(Loss) income before minority interest	(14,751)	(4,262)	(13,534)	14,708	(17,839)
Minority interest	—	—	3,088	—	3,088

Net (loss) income	$(14,751)	$(4,262)	$(10,446)	$14,708	$(14,751)

18.	Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended June 30, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Services	$—	$286,028	$87,810	$(87,834)	$286,004
Portfolio	—	10,069	32,685	—	42,754
Portfolio sales	—	815	60	—	875

Total revenues	—	296,912	120,555	(87,834)	329,633

Operating costs and expenses:
Payroll and related expenses	4	173,422	57,782	(61,855)	169,353
Selling, general and administrative expenses	1,054	96,343	44,121	(25,979)	115,539
Depreciation and amortization expense	—	19,535	5,844	—	25,379
Total operating costs and expenses	1,058	289,300	107,747	(87,834)	310,271

(Loss) income from operations	(1,058)	7,612	12,808	—	19,362

Other income (expense):
Interest and investment income	69	414	800	—	1,283
Interest expense	(15,791)	(4,664)	(2,661)	—	(23,116)
Interest (expense) income to affiliate	440	1,404	(1,844)	—	—
Subsidiary income	9,197	3,592	—	(12,789)	—
Other income	—	1,750	—	—	1,750

	(6,085)	2,496	(3,705)	(12,789)	(20,083)

(Loss) income before income taxes	(7,143)	10,108	9,103	(12,789)	(721)
Income tax (benefit) expense	(5,830)	2,549	1,939	—	(1,342)

(Loss) income before minority interest	(1,313)	7,559	7,164	(12,789)	621
Minority interest	—	—	(1,934)	—	(1,934)

Net (loss) income	$(1,313)	$7,559	$5,230	$(12,789)	$(1,313)

18.	Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Six Months Ended June 30, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Services	$—	$736,110	$175,660	$(180,172)	$731,598
Portfolio	—	17,635	18,579	—	36,214
Portfolio sales	—	318	1,422	—	1,740

Total revenues	—	754,063	195,661	(180,172)	769,552

Operating costs and expenses:
Payroll and related expenses	7	429,882	119,413	(128,989)	420,313
Selling, general and administrative expenses	2,102	252,507	73,011	(51,183)	276,437
Depreciation and amortization expense	—	44,729	15,204	—	59,933
Restructuring charges	—	3,635	3,233	—	6,868

Total operating costs and expenses	2,109	730,753	210,861	(180,172)	763,551

(Loss) income from operations	(2,109)	23,310	(15,200)	—	6,001

Other income (expense):
Interest and investment income	(31)	531	319	—	819
Interest expense	(32,052)	(13,880)	522	—	(45,410)
Interest (expense) income to affiliate	(1,310)	4,596	(3,286)	—	—
Subsidiary income	(1,886)	(11,283)	—	13,169	—
Other income	—	(161)	—	—	(161)

	(35,279)	(20,197)	(2,445)	13,169	(44,752)

(Loss) income before income taxes	(37,388)	3,113	(17,645)	13,169	(38,751)
Income tax (benefit) expense	(13,401)	5,015	(3,617)	—	(12,003)

(Loss) income before minority interest	(23,987)	(1,902)	(14,028)	13,169	(26,748)
Minority interest	—	—	2,761	—	2,761

Net (loss) income	$(23,987)	$(1,902)	$(11,267)	$13,169	$(23,987)

18.	Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Six Months Ended June 30, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Services	$—	$580,650	$172,113	$(175,482)	$577,281
Portfolio	—	20,759	65,242	—	86,001
Portfolio sales	—	1,225	264	—	1,489

Total revenues	—	602,634	237,619	(175,482)	664,771

Operating costs and expenses:
Payroll and related expenses	7	349,532	113,717	(121,796)	341,460
Selling, general and administrative expenses	2,062	194,441	89,082	(53,686)	231,899
Depreciation and amortization expense	—	38,917	11,390	—	50,307
Total operating costs and expenses	2,069	582,890	214,189	(175,482)	623,666

(Loss) income from operations	(2,069)	19,744	23,430	—	41,105

Other income (expense):
Interest and investment income	24	996	1,656	—	2,676
Interest expense	(33,088)	(9,581)	(4,789)	—	(47,458)
Interest (expense) income to affiliate	(4,692)	7,882	(3,190)	—	—
Subsidiary income	21,902	6,356	—	(28,258)	—
Other income	—	1,070	—	—	1,070

	(15,854)	6,723	(6,323)	(28,258)	(43,712)

(Loss) income before income taxes	(17,923)	26,467	17,107	(28,258)	(2,607)
Income tax (benefit) expense	(14,160)	7,682	3,580	—	(2,898)

(Loss) income before minority interest	(3,763)	18,785	13,527	(28,258)	291
Minority interest	—	—	(4,054)	—	(4,054)

Net (loss) income	$(3,763)	$18,785	$9,473	$(28,258)	$(3,763)

18.	Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2008

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(21,541)	$68,111	$21,742	$68,312

Cash flows from investing activities:
Purchases of accounts receivable		(29,375)	(44,514)	(73,889)
Collections applied to principal of purchased accounts receivable	—	(1,789)	47,573	45,784
Proceeds from sales and resales of purchased accounts receivable	—	345	1,540	1,885
Purchases of property and equipment	—	(14,763)	(3,547)	(18,310)
Proceeds from bonds and notes receivable	—	418	—	418
Net cash paid for acquisitions and related costs	—	(325,686)	223	(325,463)

Net cash (used in) provided by investing activities	—	(370,850)	1,275	(369,575)

Cash flows from financing activities:
Repayment of notes payable	—	(109)	(19,651)	(19,760)
Borrowings under notes payable	—	—	13,306	13,306
Repayments under senior credit facility	(98,500)	(7,718)	—	(106,218)
Borrowings under senior credit facility	107,500	139,000	—	246,500
Borrowings under (repayment of) intercompany notes payable	(184,843)	186,637	(1,794)	—
Payment of fees to acquire debt	(10)	(9,172)	—	(9,182)
Investment in subsidiary by minority interest	—	—	2,191	2,191
Return of investment in subsidiary to minority interest	—	—	(5,631)	(5,631)
Issuance of stock, net	209,719	—	—	209,719
Payment of dividends	(12,157)	—	—	(12,157)

Net cash provided by (used in) financing activities	21,709	308,638	(11,579)	318,768

Effect of exchange rate on cash	(168)	—	(204)	(372)

Net increase in cash and cash equivalents	—	5,899	11,234	17,133
Cash and cash equivalents at beginning of the period	—	17,755	13,528	31,283

Cash and cash equivalents at end of the period	$—	$23,654	$24,762	$48,416

18.	Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(41,142)	$55,206	$22,697	$36,761

Cash flows from investing activities:
Purchases of accounts receivable	—	(2,091)	(71,933)	(74,024)
Collections applied to principal of purchased accounts receivable	—	5,091	34,096	39,187
Proceeds from sales and resales of purchased accounts receivable	—	2,463	7,141	9,604
Purchases of property and equipment	—	(8,689)	(4,102)	(12,791)
Proceeds from bonds and notes receivable	—	831	—	831
Net cash paid for acquisitions and related costs	—	(2,414)	(1,873)	(4,287)

Net cash used in investing activities	—	(4,809)	(36,671)	(41,480)

Cash flows from financing activities:
Repayment of notes payable	—	(670)	(23,684)	(24,354)
Borrowings under notes payable	—	—	31,839	31,839
Repayment of borrowings under senior credit facility	(38,325)	—	—	(38,325)
Borrowings under senior credit facility	44,500	—	—	44,500
Payment of fees to acquire debt	(74)	(221)		(295)
Investment in subsidiary by minority interest	—	—	933	933
Return of investment in subsidiary by minority interest	—	—	(3,992)	(3,992)
Repayment of intercompany notes payable	34,702	(42,743)	8,041	—

Net cash provided by (used in) financing activities	40,803	(43,634)	13,137	10,306

Effect of exchange rate on cash	—	—	477	477

Net (decrease) increase in cash and cash equivalents	(339)	6,763	(360)	6,064
Cash and cash equivalents at beginning of the period	339	8,083	12,281	20,703

Cash and cash equivalents at end of the period	$—	$14,846	$11,921	$26,767

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

On November 15, 2006, NCO Group, Inc. was acquired by an entity controlled by One Equity Partners and its affiliates, referred to as OEP, with participation by certain members of executive management and other co-investors, referred to as the Transaction. On February 27, 2007, NCO Group, Inc. was merged with and into the acquiring entity and the surviving corporation was renamed NCO Group, Inc.

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

Our operating costs consist principally of payroll and related costs; selling, general and administrative costs; and depreciation and amortization. Payroll and related expenses consist of wages and salaries, commissions, bonuses, and benefits for all of our employees, including management and administrative personnel. Selling, general and administrative expenses include telephone, postage and mailing costs, outside collection attorneys and other third-party collection services providers, and other collection costs, as well as expenses that directly support operations, including facility costs, equipment maintenance, sales and marketing, data processing, professional fees, and other management costs. During the second half of 2007 and continuing into the first half of 2008, our payroll and related expenses increased due to the decline in the U.S. dollar against the Canadian dollar and the Philippine peso.

Toward the end of 2007 and continuing into 2008, the weakness in the U.S. economy significantly impacted our business. Further changes with the economic conditions in the U.S., either positive or negative, could have a significant impact on our business, including, but not limited to:

•	fluctuations in the volume of placements of accounts and the collectability of those accounts for our ARM contingency fee based services;

•	volume fluctuations in our ARM fixed fee based services;

•	volume fluctuations in our CRM services; and,

•	variability in the collectability of existing portfolios and the ability to purchase portfolios at acceptable prices for our Portfolio Management business.

We have grown rapidly, through both acquisitions as well as internal growth. On January 2, 2008, we acquired Systems & Services Technologies, Inc., referred to as SST, a third-party consumer receivable servicer, for $13.4 million. On February 29, 2008, we acquired Outsourcing Solutions Inc., referred to as OSI, a leading provider of business process outsourcing services, specializing primarily in accounts receivable management services, for $325.0 million. During the six months ended June 30, 2008, the Company also acquired several smaller companies, all of which were providers of ARM services, for an aggregate purchase price of $4.4 million. During 2007, we acquired Statewide Mercantile Services, referred to as SMS, a provider of ARM services in Australia, for approximately $2.0 million, which included SMS’ portfolio of purchased accounts receivable.

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

In “as-if pooling-of-interests” accounting, financial statements of the previously separate companies for periods prior to the combination are restated on a combined basis to furnish comparative information. Accordingly, our consolidated balance sheet as of December 31, 2007, the consolidated statements of operations for the three and six months ended June 30, 2007 and the consolidated statement of cash flows for the six months ended June 30, 2007 have been restated to include SST’s financial position information as of December 31, 2007, its results of operations for the three and six months ended June 30, 2007 and its cash flows for the six months ended June 30, 2007.

Our business currently consists of three operating divisions: ARM, CRM and Portfolio Management.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue. Revenue increased $75.3 million, or 22.9 percent, to $405.0 million for the three months ended June 30, 2008, from $329.6 million for the three months ended June 30, 2007.

Our operations are organized into three market specific divisions that include: ARM, CRM and Portfolio Management. For the three months ended June 30, 2008, these divisions accounted for $334.8 million, $84.8 million and $8.8 million of revenue, respectively. Included in ARM’s revenue was $22.7 million of intercompany revenue from Portfolio Management and included in CRM’s revenue was $705,000 of intercompany revenue from ARM, which was eliminated upon consolidation. For the three months ended June 30, 2007, these divisions accounted for $230.1 million, $81.6 million and $43.6 million of revenue, respectively. Included in ARM’s revenue was $25.6 million of intercompany revenue from Portfolio Management and included in CRM’s revenue was $98,000 of intercompany revenue from ARM, which was eliminated upon consolidation.

ARM’s revenue increased $104.7 million, or 45.5 percent, to $334.8 million for the three months ended June 30, 2008, from $230.1 million for the three months ended June 30, 2007. The increase in ARM’s revenue was primarily attributable to the acquisition of OSI on February 29, 2008, which added $106.0 million of revenue. This was offset in part by the weaker collection environment during 2008 and a $2.9 million decrease in fees from collection services performed for Portfolio Management.

Revenue for the CRM division increased $3.1 million, or 3.8 percent, to $84.8 million for the three months ended June 30, 2008, from $81.6 million for the three months ended June 30, 2007. The increase in CRM’s revenue was primarily due to increased client volume, related to the implementation of new contracts during 2007, partially offset by lower volumes from certain existing clients.

Portfolio Management’s revenue decreased $34.8 million, or 79.8 percent, to $8.8 million for the three months ended June 30, 2008, from $43.6 million for the three months ended June 30, 2007. Portfolio Management’s collections, excluding all portfolio sales, decreased $2.7 million, or 4.7 percent, to $54.8 million for the three months ended June 30, 2008, from $57.5 million for the three months ended June 30, 2007. Portfolio Management’s revenue represented 15 percent of collections, excluding all portfolio sales, for the three months ended June 30, 2008, as compared to 74 percent of collections, excluding all portfolio sales, for the three months ended June 30, 2007. Revenue for the three months ended June 30, 2008 included a $24.6 million impairment charge recorded for a valuation allowance against the carrying value of the portfolios. Excluding the effect of the impairment charge, Portfolio Management’s revenue represented 59 percent of collections for the three months ended June 30, 2008.

The remaining decrease in revenue and collections primarily reflects the effect of the weaker collection environment during 2008. Portfolio sales for the three months ended June 30, 2008 were $917,000 compared to $875,000 for the three months ended June 30, 2007.

Payroll and related expenses. Payroll and related expenses increased $54.5 million to $223.9 million for the three months ended June 30, 2008, from $169.4 million for the three months ended June 30, 2007, and increased as a percentage of revenue to 55.3 percent from 51.4 percent. Included in ARM’s payroll and related expenses for the three months ended June 30, 2008 and 2007, was $705,000 and $98,000, respectively, of intercompany expense to CRM, for services provided to ARM.

ARM’s payroll and related expenses increased $52.9 million to $160.4 million for the three months ended June 30, 2008, from $107.6 million for the three months ended June 30, 2007, and increased as a percentage of revenue to 47.9 percent from 46.8 percent. Payroll and related expenses increased primarily due to the acquisition of OSI on February 29, 2008.

CRM’s payroll and related expenses increased $2.3 million to $62.2 million for the three months ended June 30, 2008, from $59.9 million for the three months ended June 30, 2007, but remained flat as a percentage of revenue at 73.3 percent.

Portfolio Management’s payroll and related expenses were $2.0 million for the three months ended June 30, 2008 and 2007. Portfolio Management outsources all of the collection services to ARM and, therefore, has a relatively small fixed payroll cost structure.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $32.1 million to $147.6 million for the three months ended June 30, 2008, from $115.5 million for the three months ended June 30, 2007, and increased as a percentage of revenue to 36.5 percent from 35.1 percent. Included in Portfolio Management’s selling, general and administrative expenses for the three months ended June 30, 2008 and 2007, was $22.7 million and $25.6 million, respectively, of intercompany expense to ARM, for services provided to Portfolio Management.

ARM’s selling, general and administrative expenses increased $30.3 million to $131.6 million for the three months ended June 30, 2008, from $101.3 million for the three months ended June 30, 2007, but decreased as a percentage of revenue to 39.3 percent from 44.0 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to leveraging our infrastructure over the larger revenue base.

CRM’s selling, general and administrative expenses increased $2.0 million to $15.0 million for the three months ended June 30, 2008, from $13.0 million for the three months ended June 30, 2007, and increased as a percentage of revenue to 17.7 percent from 15.9 percent. The increase in selling, general and administrative expenses as a percentage of revenue was primarily attributable to ramping up capacity due to increasing client volumes, in advance of the offsetting revenue generation.

Portfolio Management’s selling, general and administrative expenses decreased $3.2 million to $23.7 million for the three months ended June 30, 2008, from $26.7 million for the three months ended June 30, 2007, but increased as a percentage of revenue to 268.9 percent from 61.6 percent. Excluding the impact of the impairment charge recorded in revenue, selling, general and administrative expenses as a percentage of revenue for the three months ended June 30, 2008 was 70.9 percent. The decrease in selling, general and administrative expenses primarily resulted from lower servicing fees from ARM. The increase as a percentage of revenue was due primarily to the lower percentage of collections allocated to revenue this quarter.

Restructuring charge. During the three months ended June 30, 2008, we incurred restructuring charges of $4.2 million related to the restructuring of our legacy operations to streamline our cost structure, in conjunction with the OSI acquisition. The charges consisted primarily of costs associated with the closing of redundant facilities and severance. If additional charges are recorded during the second half of 2008, they are expected to be no more than approximately $4.0 million (see note 3 in our Notes to Consolidated Financial Statements included in this Form 10-Q).

Depreciation and amortization. Depreciation and amortization increased to $32.1 million for the three months ended June 30, 2008, from $25.4 million for the three months ended June 30, 2007. The increase was attributable to amortization of the customer relationships resulting from the OSI acquisition.

Other income (expense). Interest expense decreased slightly to $23.0 million for the three months ended June 30, 2008, from $23.1 million for the three months ended June 30, 2007. The decrease was attributable to lower floating interest rates on the senior credit facility and the senior notes. Other income (expense), net for the three months ended June 30, 2008 and 2007 included approximately $403,000 of net losses and $1.2 million of net gains, respectively, resulting from the settlement of certain foreign exchange contracts.

Income tax (benefit) expense. For the three months ended June 30, 2008, the effective income tax rate decreased to 31.2 percent from 186.1 percent for the three months ended June 30, 2007, due to losses in the domestic ARM and CRM businesses combined with income from certain foreign businesses which are not subject to income tax and less income attributable to minority interests.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue. Revenue increased $104.8 million, or 15.8 percent, to $769.6 million for the six months ended June 30, 2008, from $664.8 million for the six months ended June 30, 2007.

Our operations are organized into three market specific divisions that include: ARM, CRM and Portfolio Management. For the six months ended June 30, 2008, these divisions accounted for $608.0 million, $170.5 million and $37.5 million of revenue, respectively. Included in ARM’s revenue was $45.5 million of intercompany revenue from Portfolio Management and included in CRM’s revenue was $902,000 of intercompany revenue from ARM, which was eliminated upon consolidation. For the six months ended June 30, 2007, these divisions accounted for $470.0 million, $160.8 million and $87.5 million of revenue, respectively. Included in ARM’s revenue was $53.3 million of intercompany revenue from Portfolio Management and included in CRM’s revenue was $187,000 of intercompany revenue from ARM, which was eliminated upon consolidation.

ARM’s revenue increased $138.0 million, or 29.4 percent, to $608.0 million for the six months ended June 30, 2008, from $470.0 million for the six months ended June 30, 2007. The increase in ARM’s revenue was primarily attributable to the acquisition of OSI on February 29, 2008, which added $141.7 million of revenue. This was offset in part by the weaker collection environment during 2008 and a $7.8 million decrease in fees from collection services performed for Portfolio Management.

Revenue for the CRM division increased $9.7 million, or 6.1 percent, to $170.5 million for the six months ended June 30, 2008, from $160.8 million for the six months ended June 30, 2007. The increase in CRM’s revenue was primarily due to increased client volume, related to the implementation of new contracts during 2007, partially offset by lower volumes from certain existing clients.

Portfolio Management’s revenue decreased $50.0 million, or 57.1 percent, to $37.5 million for the six months ended June 30, 2008, from $87.5 million for the six months ended June 30, 2007. Portfolio Management’s collections, excluding all portfolio sales, decreased $13.3 million, or 10.9 percent, to $109.0 million for the six months ended June 30, 2008, from $122.3 million for the six months ended June 30, 2007. Portfolio Management’s revenue represented 34 percent of collections, excluding all portfolio sales, for the six months ended June 30, 2008, as compared to 70 percent of collections, excluding all portfolio sales, for the six months ended June 30, 2007. Revenue for the six months ended June 30, 2008 included a $30.8 million impairment charge recorded for a valuation allowance against the carrying value of the portfolios. Excluding the effect of the impairment charge, Portfolio Management’s revenue represented 61 percent of collections for the six months ended June 30, 2008. The remaining decrease in revenue and collections primarily reflects the effect of the weaker collection environment during 2008. Portfolio sales for the six months ended June 30, 2008 were $1.7 million compared to $1.5 million for the six months ended June 30, 2007.

Payroll and related expenses. Payroll and related expenses increased $78.9 million to $420.3 million for the six months ended June 30, 2008, from $341.5 million for the six months ended June 30, 2007, and increased as a percentage of revenue to 54.6 percent from 51.4 percent. Included in ARM’s payroll and related expenses for the six months ended June 30, 2008 and 2007, was $902,000 and $187,000, respectively, of intercompany expense to CRM, for services provided to ARM.

ARM’s payroll and related expenses increased $72.0 million to $290.8 million for the six months ended June 30, 2008, from $218.8 million for the six months ended June 30, 2007, and increased as a percentage of revenue to 47.8 percent from 46.5 percent. Payroll and related expenses increased primarily due to the acquisition of OSI on February 29, 2008.

CRM’s payroll and related expenses increased $7.5 million to $126.4 million for the six months ended June 30, 2008, from $118.9 million for the six months ended June 30, 2007, and increased slightly as a percentage of revenue to 74.1 percent from 74.0 percent.

Portfolio Management’s payroll and related expenses increased $101,000 to $4.1 million for the six months ended June 30, 2008, from $4.0 million for the six months ended June 30, 2007. Portfolio Management outsources all of the collection services to ARM and, therefore, has a relatively small fixed payroll cost structure.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $44.5 million to $276.4 million for the six months ended June 30, 2008, from $231.9 million for the six months ended June 30, 2007, and increased as a percentage of revenue to 35.9 percent from 34.9 percent. Included in Portfolio Management’s selling, general and administrative expenses for the six months ended June 30, 2008 and 2007, was $45.5 million and $53.3 million, respectively, of intercompany expense to ARM, for services provided to Portfolio Management.

ARM’s selling, general and administrative expenses increased $40.7 million to $244.6 million for the six months ended June 30, 2008, from $203.9 million for the six months ended June 30, 2007, but decreased as a percentage of revenue to 40.2 percent from 43.4 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to leveraging our infrastructure over the larger revenue base.

CRM’s selling, general and administrative expenses increased $4.1 million to $30.0 million for the six months ended June 30, 2008, from $25.9 million for the six months ended June 30, 2007, and increased as a percentage of revenue to 17.6 percent from 16.1 percent. The increase in selling, general and administrative expenses as a percentage of revenue was primarily attributable to ramping up capacity due to increasing client volumes, in advance of the offsetting revenue generation.

Portfolio Management’s selling, general and administrative expenses decreased $8.1 million to $47.3 million for the six months ended June 30, 2008, from $55.4 million for the six months ended June 30, 2007, but increased as a percentage of revenue to 126.2 percent from 63.3 percent. Excluding the impact of the impairment charge recorded in revenue, selling, general and administrative expenses as a percentage of revenue for the six months ended June 30, 2008 was 69.3 percent. The decrease in selling, general and administrative expenses primarily resulted from lower servicing fees from ARM. The increase as a percentage of revenue was due primarily to the lower percentage of collections allocated to revenue this quarter.

Restructuring charge. During the six months ended June 30, 2008, we incurred restructuring charges of $6.9 million related to the restructuring of our legacy operations to streamline our cost structure, in conjunction with the OSI acquisition. The charges consisted primarily of costs associated with the closing of redundant facilities and severance. If additional charges are recorded during the second half of 2008, they are expected to be no more than approximately $4.0 million (see note 3 in our Notes to Consolidated Financial Statements included in this Form 10-Q).

Depreciation and amortization. Depreciation and amortization increased to $59.9 million for the six months ended June 30, 2008, from $50.3 million for the six months ended June 30, 2007. The increase was primarily attributable to amortization of the customer relationships resulting from the OSI acquisition.

Other income (expense). Interest expense decreased to $45.4 million for the six months ended June 30, 2008, from $47.5 million for the six months ended June 30, 2007. The decrease was attributable to lower floating interest rates on the senior credit facility and the senior notes. Other income (expense), net for the six months ended June 30, 2008 and 2007 included approximately $226,000 of net losses and $370,000 of net gains, respectively, resulting from the settlement of certain foreign exchange contracts.

Income tax (benefit) expense. For the six months ended June 30, 2008, the effective income tax rate decreased to 31.0 percent from 111.2 percent for the six months ended June 30, 2007, due to losses in the domestic ARM and CRM businesses combined with income from certain foreign businesses which are not subject to income tax and less income attributable to minority interests.

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

In January 2008, we issued 22,484 shares of Series A preferred stock, referred to as Series A, for merger consideration in connection with the acquisition of SST. In February 2008, we privately placed 802,262 shares of Series A, 37,738 shares of Class L common stock and 1,012,261 shares of Class A common stock for aggregate proceeds of $210.0 million. The entire amount of proceeds was used to acquire OSI. We amended the Credit Facility in connection with the OSI acquisition to, among other things, add $139.0 million to the term loan. The entire amount of this additional term loan was used to fund the remainder of the purchase price to acquire OSI.

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

Cash Flows from Operating Activities. Cash provided by operating activities was $68.3 million for the six months ended June 30, 2008, compared to $36.8 million for the six months ended June 30, 2007. The increase in cash provided by operating activities was primarily attributable to a decrease in accounts receivable, trade of $20.9 million for the six months ended June 30, 2008, compared to an increase of $11.0 million in the prior year, resulting from the collection of a large outstanding receivable balance during the current year period.

Cash Flows from Investing Activities. Cash used in investing activities was $369.6 million for the six months ended June 30, 2008, compared to $41.5 million for the six months ended June 30, 2007. The increase in cash used in investing activities was primarily attributable to net cash paid for acquisitions and related costs of $325.5 million during the six months ended June 30, 2008, primarily incurred in connection with the acquisition of OSI.

Cash Flows from Financing Activities. Cash provided by financing activities was $318.8 million for the six months ended June 30, 2008, compared to $10.3 million for the six months ended June 30, 2007. The increase in cash provided by financing activities was due primarily to the additional borrowings of $139.0 million under our amended Credit Facility and the issuance of $210.0 million of stock, both of which were used primarily to fund the OSI acquisition. During the six months ended June 30, 2008, we paid a dividend of $12.2 million to JPM in connection with acquisition of SST.

Senior Credit Facility. On November 15, 2006 we entered into the Credit Facility with a syndicate of financial institutions. The Credit Facility consisted of a $465.0 million term loan and a $100.0 million revolving credit facility, with an option to allow us to increase our borrowing capacity under the Credit Facility in an aggregate amount not to exceed $100.0 million, subject to the satisfaction of certain conditions. In connection with the OSI acquisition, in February 2008 we amended the Credit Facility to add $139.0 million to the term loan. We are required to make quarterly principal repayments of $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. We are also required to make annual prepayments of 50 percent, 25 percent or zero percent of our excess annual cash flow, based on our leverage ratio. The revolving credit facility requires no minimum principal payments until its maturity in November 2011. At June 30, 2008, the balance outstanding on the term loan was $591.6 million and the balance outstanding on the revolving credit facility was $56.0 million. The availability of the revolving credit facility is reduced by any unused letters of credit ($18.4 million at June 30, 2008). As of June 30, 2008, we had $25.6 million of remaining availability under the revolving credit facility.

Borrowings under the Credit Facility are collateralized by substantially all of our assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or a change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. We were in compliance with all required financial covenants and we were not aware of any events of default as of June 30, 2008.

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

The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Notes and borrowings under the Credit Facility. We may redeem the Senior Subordinated Notes, in whole or in part, at any time on or after November 15, 2010 at varying redemption prices depending on the redemption date, plus accrued and unpaid interest. We also may redeem some or all of the Senior Notes at any time prior to November 15, 2008 and some or all of the Senior Subordinated Notes at any time prior to November 15, 2010, at a redemption price equal to 100 percent of the principal amount of the respective Notes to be redeemed, plus accrued and unpaid interest and an additional premium. Finally, subject to certain conditions, we may redeem up to 35 percent of the aggregate principal amount of the Senior Notes at any time prior to November 15, 2008 and up to 35 percent of the aggregate principal amount of the Senior Subordinated Notes at any time prior to November 15, 2009 with the net proceeds of a sale of our capital stock at a redemption price equal to 100 percent of the principal amount of the respective Notes to be redeemed, plus accrued and unpaid interest and an additional premium.

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

Nonrecourse Credit Facility. We have a nonrecourse credit facility and an exclusivity agreement, collectively referred to as the Agreement. The Agreement provides that all purchases of accounts receivable by us with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender will finance non-equity borrowings with floating interest at an annual rate equal to LIBOR plus 2.50 percent to 4.00 percent. These borrowings are nonrecourse to us and are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios, the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and our initial investment, including interest. We may terminate the Agreement for a cost of $250,000 for each month remaining under the Agreement from the date of termination until June 30, 2009, when the Agreement expires. Total debt outstanding under this facility as of June 30, 2008 was $44.9 million, including $5.8 million of accrued residual interest. As of June 30, 2008, we were in compliance with all required covenants.

Borrowings under the Agreement are nonrecourse to us, except for the assets within the entities established in connection with the financing agreement. The Agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed through the agreement, in addition to other remedies.

Contractual Obligations. There have been no material changes, outside the ordinary course of our business, to our contractual obligations as of December 31, 2007 as reported in our Annual Report on Form 10-K for the year ended December 31, 2007, except as disclosed below.

In February 2008, we amended the senior credit facility in connection with the OSI acquisition to, among other things, add $139.0 million to the term loan. We are now required to make annual principal repayments of $6.1 million on the term loan until its maturity in May 2013, at which its remaining balance outstanding is due (see note 10 in our Notes to Consolidated Financial Statements included in this Form 10-Q).

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

Foreign Currency Risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which we are exposed include the Canadian dollar, the British pound, the Australian dollar and the Philippine peso. Due to the size of the Canadian and Philippine operations, we currently use forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such contracts will be adversely affected by changes in exchange rates. Our objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection. A five percent increase or decrease in the Canadian exchange rate could have an annual impact of approximately $4.0 million on our business, excluding the impact of foreign currency hedges. During the six months ended June 30, 2008, we continued to see acceleration in the devaluation of the U.S. dollar, primarily as it relates to the Canadian dollar and the Philippine peso. We believe this trend may continue, and if so, it could have a negative impact on our future results of operations.

Interest Rate Risk. At June 30, 2008, we had $857.5 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year. We currently use interest rate swap agreements and interest rate cap agreements in a effort to limit potential losses from adverse interest rate changes.

Critical Accounting Policies and Estimates

General. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the following accounting policies and estimates are the most critical and could have the most impact on our results of operations: goodwill, other intangible assets and purchase accounting, revenue recognition for purchased accounts receivable, income taxes, and allowance for doubtful accounts. These and other critical accounting policies are described in note 2 in our Notes to Consolidated Financial Statements included in this Form 10-Q, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 2 to our 2007 financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. During the six months ended June 30, 2008, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies, except for the adoption of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” referred to as SFAS 157, on January 1, 2008.

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

As of December 31, 2007, our control procedures did not include adequate review over the completeness and accuracy of our income tax accounts to ensure compliance with generally accepted accounting principles (“GAAP”). Beginning in 2007, we out-sourced the preparation of the income tax provision to a third party and did not apply a sufficient review of the third party’s documentation to determine the accuracy and completeness of such provision. This deficiency resulted in material errors in our preliminary income tax provision in our 2007 consolidated financial statements. Our management determined that this control deficiency constituted a material weakness as of December 31, 2007. We corrected the provision for income taxes and related balances prior to the issuance of the 2007 consolidated financial statements. Accordingly, the 2007 consolidated financial statements reflect the corrected provision for income taxes and related balances. To remediate this material weakness, our management is in the process of implementing review controls to ensure the accuracy and completeness of the provision for income taxes and related balances in the future.

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

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2008. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective as of June 30, 2008, due to the material weakness in our internal control over financial reporting as discussed above, in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to determine whether any changes occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended June 30, 2008. In March 2008, our management began to implement a process to review controls to ensure the accuracy and completeness of the provision for income taxes and related balances in the future.

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

Tax Matters:

In 2004, the Company received notice of a proposed reassessment from a foreign taxing authority relating to certain matters occurring from 1998 through 2001 regarding one of the Company’s subsidiaries. In September 2006, the Company received the formal notice of reassessment in the amount of $16.3 million including interest and penalties, converted as of June 30, 2008 ($14.6 million converted as of December 31, 2006), and in December 2006 the Company paid a deposit of $8.5 million including interest. The Company maintains a reserve that it believes is adequate to address its exposure to this matter and has contested the reassessment.

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

Date:	August 12, 2008	By:	/s/ Michael J. Barrist
Michael J. Barrist
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

Date:	August 12, 2008	By:	/s/ John R. Schwab
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