Form 10-Q
period 2008-09-30
NCO Group, Inc.
filed 2008-11-13
CIK 1397772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

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

The number of shares outstanding of each of the issuer’s classes of common stock as of November 12, 2008 was: 2,959,882 shares of Class A common stock, $0.01 par value and 400,894 shares of Class L common stock, $0.01 par value.

NCO GROUP, INC.

Part I. Financial Information

Item 1.	Financial Statements

NCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	September 30, 2008	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$41,330	$31,283
Accounts receivable, trade, net of allowances of $5,745 and $3,137, respectively	211,600	183,444
Purchased accounts receivable, current portion, net of allowance for impairment of $87,902 and $24,962, respectively	77,897	72,617
Deferred income taxes	28,842	16,279
Prepaid expenses and other current assets	54,437	32,744

Total current assets	414,106	336,367

Funds held on behalf of clients

Property and equipment, net	148,501	134,459

Other assets:
Goodwill	847,672	614,744
Trade names	99,244	96,613
Customer relationships and other intangible assets, net of accumulated amortization	349,173	280,102
Purchased accounts receivable, net of current portion	146,929	172,968
Other assets	48,539	42,746

Total other assets	1,491,557	1,207,173

Total assets	$2,054,164	$1,677,999

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$25,059	$24,644
Income taxes payable	15,277	—
Accounts payable	25,341	21,457
Accrued expenses	116,395	94,151
Accrued compensation and related expenses	53,695	32,217
Deferred revenue	43,631	1,427

Total current liabilities	279,398	173,896

Funds held on behalf of clients

Long-term liabilities:
Long-term debt, net of current portion	1,047,865	903,052
Deferred income taxes	122,947	126,403
Other long-term liabilities	17,658	17,655

Minority interest	35,677	48,948

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 6,500 and 6,000 shares authorized, respectively, 2,446 and 1,408 shares issued and outstanding, respectively	25	14
Class L common stock, par value $0.01 per share, 800 and 400 shares authorized, respectively, 401 and 364 shares issued and outstanding, respectively	4	4
Class A common stock, par value $0.01 per share, 4,500 and 2,750 shares authorized, 2,960 and 1,822 shares issued and outstanding, respectively	29	18
Additional paid-in capital	716,172	518,089
Accumulated other comprehensive income (loss)	(2,231)	2,835
Accumulated deficit	(163,380)	(112,915)

Total stockholders’ equity	550,619	408,045

Total liabilities and stockholders’ equity	$2,054,164	$1,677,999

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007
Revenues:
Services	$382,781	$278,939	$1,114,379	$856,220
Portfolio	(2,484)	35,718	33,730	121,719
Portfolio sales	759	10,282	2,499	11,771

Total revenues	381,056	324,939	1,150,608	989,710

Operating costs and expenses:
Payroll and related expenses	218,313	167,825	638,626	509,285
Selling, general and administrative expenses	147,046	114,154	423,483	346,053
Depreciation and amortization expense	31,970	26,212	91,903	76,519
Restructuring charges	3,382	—	10,250	—

Total operating costs and expenses	400,711	308,191	1,164,262	931,857

(Loss) income from operations	(19,655)	16,748	(13,654)	57,853

Other income (expense):
Interest income	256	664	1,075	2,198
Interest expense	(24,982)	(24,551)	(70,392)	(70,867)
Other income (expense), net	(1,891)	826	(2,052)	1,896

Total other income (expense)	(26,617)	(23,061)	(71,369)	(66,773)

Loss before income taxes	(46,272)	(6,313)	(85,023)	(8,920)
Income tax benefit	(14,171)	(2,171)	(26,174)	(3,686)

Loss before minority interest	(32,101)	(4,142)	(58,849)	(5,234)
Minority interest	5,623	(465)	8,384	(3,136)

Net loss	$(26,478)	$(4,607)	$(50,465)	$(8,370)

See accompanying notes.

NCO GROUP, INC

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007
Cash flows from operating activities:
Net loss	$(50,465)	$(8,370)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation and amortization	91,903	76,688
Stock-based compensation	543	264
Amortization of deferred training asset	2,088	1,779
Provision for doubtful accounts	2,145	3,910
Impairment of purchased accounts receivable	63,169	—
Gain on sale of purchased accounts receivable	(2,499)	(11,771)
Other	1,807	2,484
Parent remittance on behalf of SST	—	1,754
Minority interest	(8,384)	4,725
Deferred income taxes	(27,787)	(7,404)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, trade	18,939	(5,159)
Other assets	2,719	(4,280)
Accounts payable and accrued expenses	4,404	(781)
Income taxes payable	(3,812)	(521)
Other long-term liabilities	(957)	(1,434)

Net cash provided by operating activities	93,813	51,884

Cash flows from investing activities:
Purchases of accounts receivable	(107,795)	(89,805)
Collections applied to principal of purchased accounts receivable	68,351	67,487
Proceeds from sales and resales of purchased accounts receivable	2,832	16,895
Purchases of property and equipment	(31,539)	(19,669)
Investment in bond maturities	—	277
Proceeds from bonds and notes receivable	928	855
Net cash paid for acquisitions and related costs	(339,299)	(5,982)

Net cash used in investing activities	(406,522)	(29,942)

Cash flows from financing activities:
Repayment of notes payable	(28,351)	(31,146)
Borrowings under notes payable	17,046	32,621
Net borrowings under (repayments of) revolving credit facility	24,500	(5,000)
Repayment of borrowings under senior term loan	(9,232)	(3,488)
Borrowings under senior term loan	139,000	—
Payment of fees to acquire debt	(9,182)	(701)
Investment in subsidiary by minority interest	2,436	1,175
Principal payments on bonds and capital leases	—	(335)
Return of investment in subsidiary to minority interest	(9,234)	(5,480)
Issuance of stock, net	209,719	—
Payment of dividends	(12,157)	—

Net cash provided by financing activities	324,545	(12,354)

Effect of exchange rate on cash	(1,789)	1,139

Net increase in cash and cash equivalents	10,047	10,727
Cash and cash equivalents at beginning of the period	31,283	20,703

Cash and cash equivalents at end of the period	$41,330	$31,430

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

NCO is a holding company and conducts substantially all of its business operations through its subsidiaries. NCO is a leading global provider of business process outsourcing solutions, primarily focused on accounts receivable management (“ARM”) and customer relationship management (“CRM”). NCO provides services through over 125 offices in the United States, Canada, the Philippines, Panama, the Caribbean, India, the United Kingdom, Australia and Mexico. The Company provides services to more than 26,000 active clients, including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, retail and commercial, utilities, education, transportation/logistics, technology and government services. These clients are primarily located throughout the United States, Canada, the United Kingdom, Europe, Australia, Puerto Rico and Latin America. The Company’s largest client during the nine months ended September 30, 2008, was in the telecommunications sector and represented 7.7 percent of the Company’s consolidated revenue for the nine months ended September 30, 2008. The Company also purchases and collects past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies, and other consumer-oriented companies.

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

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) states that a “business combination” excludes transfers of net assets or exchanges of equity interests between entities under common control. SFAS 141 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (“as-if pooling-of-interests”) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Because the Company and SST were under common control at the time of the SST acquisition, the transfer of assets and liabilities of SST were accounted for at historical cost in a manner similar to a pooling of interests. For financial accounting purposes, the acquisition is viewed as a change in reporting entity and, as a result, requires restatement of the Company’s financial statements for all periods subsequent to November 15, 2006, the date of the Transaction and the date at which common control of the Company and SST by JPM commenced. Accordingly, the Company’s consolidated balance sheet as of December 31, 2007, the consolidated statements of operations for the three and nine months ended September 30, 2007 and the consolidated statement of cash flows for the nine months ended September 30, 2007 have been restated to include SST’s financial position information as of December 31, 2007, its results of operations for the three and nine months ended September 30, 2007 and cash flows for the nine months ended September 30, 2007.

2.	Accounting Policies (continued):

Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2007 balance sheet was derived from the consolidated audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as otherwise disclosed herein) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company’s business, operating results for the three-month and nine-month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other interim period. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2007, a copy of which is included in the Company’s prospectus filed pursuant to Rule 424(b)(3) on July 3, 2008.

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

Income Taxes:

For the three months ended September 30, 2008, the effective income tax rate decreased to 30.6 percent from 34.4 percent for the three months ended September 30, 2007. For the nine months ended September 30, 2008, the effective income tax rate decreased to 30.8 percent from 41.3 percent for the nine months ended September 30, 2007. These decreases were due to prior year losses in the domestic ARM and CRM businesses combined with income from certain foreign businesses which are not subject to income tax and less income attributable to minority interests.

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

Reclassifications:

Certain amounts in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 have been reclassified for comparative purposes.

3.	Restructuring Charges:

In conjunction with an acquisition in September 2005 and streamlining the cost structure of the Company’s legacy operations, the Company recorded total restructuring charges of $22.4 million. These charges primarily related to the elimination of certain redundant facilities and severance costs. The balance of liabilities outstanding at September 30, 2008 was $1.9 million, which the Company expects to pay through 2011.

In conjunction with the acquisitions of Outsourcing Solutions Inc. (“OSI”) and Systems & Services Technologies, Inc. (“SST”) (note 4) and streamlining the cost structure of the Company’s legacy operations, the Company recorded restructuring charges of $3.4 million and $10.3 million during the three and nine months ended September 30, 2008, respectively. These charges primarily related to the elimination of certain redundant facilities and severance costs. The balance of liabilities outstanding at September 30, 2008 was $6.8 million. The Company currently expects to pay this remaining balance through 2016 and anticipates recording additional restructuring charges in the fourth quarter of 2008 of $2.0 million to $4.0 million.

The following presents the activity in the accruals recorded for restructuring charges (amounts in thousands):

	Leases	Severance	Total
Balance at December 31, 2007	$3,259	$—	$3,259
Accruals	6,796	3,454	10,250
Cash payments	(2,214)	(2,407)	(4,621)
Property and equipment write-offs	(197)	—	(197)

Balance at September 30, 2008	$7,644	$1,047	$8,691

In connection with the Transaction, the Company recorded liabilities of $8.6 million for an exit plan the Company began to formulate prior to the Transaction date. These liabilities principally relate to facilities leases, severance and other costs. The following presents the activity in the accruals recorded for restructuring related expenses (amounts in thousands); the Company expects to pay the remaining balance through 2009:

	Leases	Severance	Total
Balance at December 31, 2007	$4,376	$971	$5,347
Cash payments	(1,903)	(575)	(2,478)
Leasehold improvement write-off	(418)	—	(418)

Balance at September 30, 2008	$2,055	$396	$2,451

4.	Business Combinations:

On February 29, 2008, the Company acquired OSI, a leading provider of business process outsourcing services, specializing primarily in accounts receivable management services, for $340.0 million in cash, subject to certain post-closing adjustments. The purchase price was financed in part by the issuance of 802,262 shares of the Company’s Series A 14% PIK Preferred Stock, 37,738 shares of Class L common stock and 1,012,262 shares of Class A common stock. The remainder of the purchase price was financed by borrowings of $139.0 million under the Company’s amended senior credit facility (note 10). Based on preliminary estimates, the Company allocated $116.0 million of the purchase price to the customer relationships, $3.0 million to the trade names, $683,000 to the non-compete agreements, and recorded goodwill of $219.0 million, which is non-deductible for tax purposes, in the ARM segment.

The following is a preliminary allocation of the purchase price to the assets acquired and liabilities assumed (amounts in thousands):

Purchase price	$340,000
Transaction costs	7,261
Cash	(25,891)
Accounts receivable	(49,487)
Purchased accounts receivable	(3,548)
Customer relationships	(116,000)
Trade names	(2,979)
Non-compete agreements	(683)
Property and equipment	(21,112)
Other assets	(32,431)
Current net deferred tax assets	(12,645)
Long-term net deferred tax liabilities	24,238
Accrued expenses and other liabilities	99,404
Accrued restructuring costs	12,915

Goodwill	$219,042

In connection with the OSI acquisition, the Company recorded liabilities of $12.9 million for an exit plan the Company began to formulate prior to the acquisition date. These liabilities principally relate to facilities leases, severance and other costs. The following presents the activity in the preliminary accruals recorded for restructuring related expenses (amounts in thousands); the Company expects to pay the remaining balance through 2010:

	Leases	Severance	Total
Accruals	$4,026	$8,882	$12,908
Cash payments	(1,380)	(7,152)	(8,532)

Balance at September 30, 2008	$2,646	$1,730	$4,376

4.	Business Combinations (continued):

On January 2, 2008, the Company acquired SST, a third-party consumer receivable servicer, for $13.4 million, subject to certain post-closing adjustments. The purchase price consisted of a cash payment of $8.1 million and the issuance of 22,484 shares of the Company’s Series A 14% PIK Preferred Stock. As described in note 2, since the Company and SST were under common control by JPM at the time of the SST acquisition, the transfer of assets and liabilities of SST were accounted for at historical cost in a manner similar to a pooling of interests. The $13.4 million of consideration paid to JPM for SST and the return of $4.0 million of cash that was not acquired was treated as dividends to JPM. In “as-if pooling-of-interests” accounting, financial statements of the previously separate companies for periods under common control prior to the combination are restated on a combined basis to furnish comparative information. Accordingly, the Company’s consolidated balance sheet as of December 31, 2007, the consolidated statements of operations for the three and nine months ended September 30, 2007 and the consolidated statement of cash flows for the nine months ended September 30, 2007 have been restated to include SST’s financial position information as of December 31, 2007, its results of operations for the three and nine months ended September 30, 2007 and cash flows for the nine months ended September 30, 2007. At December 31, 2007, SST added $50.2 million of total assets. For the three and nine months ended September 30, 2007, SST added revenue of $17.7 million and $54.0 million, respectively, and net loss of $1.5 million and $3.1 million, respectively.

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

	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30,
		2008	2007
Revenue	$431,151	$1,221,993	$1,306,650
Net loss	(5,749)	(55,005)	(14,871)

On December 18, 2006, the Company acquired the assets of Star Contact (BVI) Ltd. and Call Center-Telemarketing Pro-Panama, S.A. (together “Star Contact”), a provider of outsourced, multi-lingual contact center and customer care services based in Panama City, Panama, for $36.2 million. The acquisition agreement contains a provision for annual earnout payments to be made to the seller, for each of the two years following the acquisition, provided that certain performance measures are met as of the end of each of the two years. During the year ended December 31, 2007, the Company recorded $15.0 million of additional purchase price for the first annual earnout payment, which was paid during 2008.

During the nine months ended September 30, 2008, the Company acquired several smaller companies, all of which were providers of ARM services, for an aggregate purchase price of $9.2 million, including an accrual for $886,000 of estimated earnouts, resulting in goodwill of approximately $9.2 million. In addition, during the nine months ended September 30, 2008, the Company paid $2.2 million of earnouts and recorded a liability of $4.0 million for additional earnouts due in the fourth quarter of 2008, all related to prior acquisitions.

5.	Fair Value Measurement:

Effective January 1, 2008, the Company adopted SFAS 157. Among other things, SFAS 157 requires enhanced disclosures about assets and liabilities carried at fair value. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when measuring fair value of its assets and liabilities. In accordance with SFAS 157, the Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable (“Level 1”), market corroborated (“Level 2”), or generally unobservable (“Level 3”). The majority of the fair value amounts included in the Company’s current period earnings resulted from Level 2 fair value methodologies; that is, the Company was able to value the assets and liabilities based on observable market data for similar instruments (the “market approach”). The Company applied an income approach to amounts included in its current period earnings resulting from Level 3 fair value methodologies.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	At fair value as of September 30, 2008 (amounts in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate caps	$—	$239	$—	$239

Liabilities:
Interest rate swaps	—	3,138	—	3,138
Forward exchange contracts	—	2,362	—	2,362
Embedded derivatives	—	—	4,760	4,760

Net liabilities	$—	$5,739	$4,760	$10,499

Derivatives include interest rate swaps and foreign currency forward exchange contracts. To value these derivatives, the Company obtains broker quotes from its counterparties. The Company considers such quotes to be Level 2 measurements. To gain assurance that such quotes reflect market participant views, the Company independently values its interest rate swaps, and independently validates the relevant exchange rates of its forward exchange contracts.

The contingent payment provisions embedded in the Company’s nonrecourse credit facility related to purchased accounts receivable are embedded derivatives. The Company values these embedded derivatives using similar current period purchased accounts receivable portfolio purchases’ underlying yields and cash flow changes. Inputs used to value these embedded derivatives are considered Level 3 measurements since they are unobservable. As of September 30, 2008, the value of our embedded derivatives was $4.8 million. Changes in the fair market value of the embedded derivatives are recorded in interest expense on the statement of operations. During the three and nine months ended September 30, 2008, interest expense was reduced by $461,000 and $4.0 million, respectively, to reflect decreases in the fair value of the embedded derivatives. During the three and nine months ended September 30, 2008, the fair value of the embedded derivatives was reduced by interest payments of $923,000 and $2.4 million, respectively. During the three and nine months ended September 30, 2008, the fair value of the embedded derivatives was increased by additional accrued interest of $370,000 and $1.5 million, respectively.

For purposes of valuation adjustments to its interest rate swap and foreign currency exchange derivative positions under SFAS 157, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures and remaining maturities in determining the appropriate fair value adjustments to record. These valuation adjustments were not significant for the nine months ended September 30, 2008.

6.	Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) plus certain changes in assets and liabilities, including the effects of intercompany transactions, that are not included in net income (loss) but are reported as a separate component of stockholders’ equity. The Company’s comprehensive income (loss) was as follows (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(26,478)	$(4,607)	$(50,465)	$(8,370)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,183)	1,670	(3,611)	5,587
Change in fair value of cash flow hedges, net of tax	(2,195)	(732)	(3,966)	3,666
Net income (loss) on cash flow hedges reclassified into earnings, net of tax	1,554	(1,109)	2,511	(1,383)

Comprehensive loss	$(30,302)	$(4,778)	$(55,531)	$(500)

The foreign currency translation adjustment was attributable to changes in the exchange rates used to translate the financial statements of the Company’s foreign operations into U.S. dollars.

7.	Purchased Accounts Receivable:

Portfolio Management and the U.K., Canadian and Australian divisions of ARM purchase defaulted consumer accounts receivable at a discount from the contractual principal balance. As of September 30, 2008, the carrying values of Portfolio Management’s and ARM’s purchased accounts receivable were $220.2 million and $4.6 million, respectively. The total outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $52.4 billion and $47.2 billion at September 30, 2008 and December 31, 2007, respectively.

The following summarizes the change in the carrying amount of the purchased accounts receivable (amounts in thousands):

	For the Nine Months Ended September 30, 2008	For the Year Ended December 31, 2007
Balance at beginning of period	$245,585	$244,100
Purchases:
Cash purchases	107,795	125,283
Portfolios acquired in business combinations	3,548	—
Collections	(164,471)	(232,316)
Revenue recognized	96,120	155,088
Proceeds from portfolio sales and resales applied to carrying value	(333)	(23,068)
Allowance for impairment, net	(63,169)	(24,962)
Other	979	872
Foreign currency translation adjustment	(1,228)	588

Balance at end of period	$224,826	$245,585

Purchased accounts receivables, current portion	$77,897	$72,617
Purchased accounts receivables, net of current portion	146,929	172,968

	$224,826	$245,585

7.	Purchased Accounts Receivable (continued):

In the ordinary course of purchasing portfolios of accounts receivable, Portfolio Management may sell accounts from an acquired portfolio shortly after they were purchased. The proceeds from these resales are essentially equal to, and applied against, the carrying value of the accounts. Therefore, there is no gain recorded on these resales. For the three and nine months ended September 30, 2008, there were no proceeds from portfolio resales. For the three and nine months ended September 30, 2007, proceeds from portfolio resales were $1.1 million and $6.6 million, respectively.

Portfolio Management sells portfolios of accounts receivable based on a low probability of payment under the Company’s collection platform and other criteria. The net gains from these sales, the proceeds from sales above the carrying value, are recorded as revenue. During the three months ended September 30, 2008 and 2007, Portfolio Management sold portfolios of accounts receivable for $947,000 and $12.8 million with a carrying value of $189,000 and $2.5 million, and recorded revenue of $758,000 and $10.3 million, respectively. During the nine months ended September 30, 2008 and 2007, Portfolio Management sold portfolios of accounts receivable for $2.8 million and $16.9 million with a carrying value of $333,000 and $5.1 million, and recorded revenue of $2.5 million and $11.8 million, respectively.

The following presents the change in the allowance for impairment of purchased accounts receivable accounted for under SOP 03-3 (amounts in thousands):

	For the Nine Months Ended September 30, 2008	For the Year Ended December 31, 2007
Balance at beginning of period	$24,962	$—
Additions	63,853	25,422
Recoveries	(684)	(460)
Other	(229)	—

Balance at end of period	$87,902	$24,962

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following presents the change in accretable yield (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$326,527	$355,050	$366,584	$465,451
Additions	25,065	10,480	104,544	64,524
Additions from business combinations	—	—	4,418	—
Other	(825)	(195)	(979)	(714)
Revenue recognition	(29,519)	(35,443)	(96,120)	(120,376)
Reclassifications (to) from nonaccretable Difference	(71,205)	(21,371)	(128,175)	(100,119)
Foreign currency translation adjustment	1,014	(2)	785	(247)

Balance at end of period	$251,057	$308,519	$251,057	$308,519

During the three months ended September 30, 2008 and 2007, the Company purchased accounts receivable with a cost of $33.9 million and $15.8 million, respectively, that had contractually required payments receivable at the date of acquisition of $1.1 billion and $662.3 million, respectively, and expected cash flows at the date of acquisition of $58.4 million and $26.3 million, respectively. During the nine months ended September 30, 2008 and 2007, the Company purchased accounts receivable with a cost of $107.8 million and $89.8 million, respectively, that had contractually required payments receivable at the date of acquisition of $3.5 billion and $4.1 billion, respectively, and expected cash flows at the date of acquisition of $211.8 million and $154.3 million, respectively.

8.	Funds Held on Behalf of Clients:

In the course of the Company’s subsidiaries’ regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $99.4 million and $70.5 million at September 30, 2008 and December 31, 2007, respectively, have been shown net of their offsetting liability for financial statement presentation.

9.	Goodwill and Other Intangible Assets:

SFAS No. 142, “Goodwill and Other Intangible Assets” requires goodwill to be allocated and tested at the reporting unit level. Goodwill is tested for impairment each year during the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying value. However, if the Company continues to experience adverse effects of the challenging economic and business environment, including changes in financial projections, the Company may have to recognize an impairment of all or some portion of its goodwill. The Company’s reporting units are ARM, CRM and Portfolio Management. The Company’s reporting units had the following goodwill (amounts in thousands):

	September 30, 2008	December 31, 2007
ARM	$563,069	$330,933
Portfolio Management	156,239	155,693
CRM	128,364	128,118

Total	$847,672	$614,744

The increase in ARM’s goodwill balance from December 31, 2007 to September 30, 2008, was primarily due to the goodwill from the OSI acquisition.

In connection with the Transaction, the Company allocated $96.6 million of the purchase price to the fair value of the NCO name, which is an indefinite-lived intangible asset and therefore is not subject to amortization.

In connection with the OSI acquisition, the Company preliminarily allocated $3.0 million of the purchase price to the fair value of certain trade names acquired in connection with the OSI acquisition, which are subject to amortization. At September 30, 2008, accumulated amortization of the OSI trade names was $348,000.

Other intangible assets subject to amortization consist of customer relationships and non-compete agreements. The following represents the other intangible assets subject to amortization (amounts in thousands):

	September 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$448,970	$102,565	$332,902	$55,547
Non-compete agreements	4,007	1,239	3,372	625

Total	$452,977	$103,804	$336,274	$56,172

9.	Goodwill and Other Intangible Assets (continued):

The Company recorded amortization expense for all other intangible assets of $17.0 million and $13.5 million during the three months ended September 30, 2008 and 2007, respectively, and $47.9 million and $37.6 million during the nine months ended September 30, 2008 and 2007, respectively. The following represents the Company’s expected amortization expense from these other intangible assets over the next five years (amounts in thousands):

For the Years Ended December 31,	Estimated Amortization Expense
2008	$64,721
2009	67,179
2010	66,039
2011	65,676
2012	61,496

10.	Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2008	December 31, 2007
Senior term loan	$590,118	$460,350
Senior revolving credit facility	71,500	47,000
Senior subordinated notes	200,000	200,000
Senior notes	165,000	165,000
Nonrecourse credit facility	40,023	53,742
Other	6,283	1,604
Less current portion	(25,059)	(24,644)

	$1,047,865	$903,052

Senior Credit Facility:

On November 15, 2006, the Company entered into a senior credit facility (“Credit Facility”) with a syndicate of financial institutions. The Credit Facility consisted of a $465.0 million term loan and a $100.0 million revolving credit facility. In connection with the OSI acquisition, in February 2008 the Company amended the Credit Facility to add $139.0 million to the term loan. The Company is required to make quarterly principal repayments of $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. The Company is also required to make annual prepayments of 50 percent, 25 percent or zero percent of its excess annual cash flow, based on its leverage ratio. The revolving credit facility requires no minimum principal payments until its maturity in November 2011. The availability of the revolving credit facility is reduced by any unused letters of credit ($18.3 million at September 30, 2008). As of September 30, 2008, the Company had $10.2 million of remaining availability under the revolving credit facility.

All borrowings bear interest at an annual rate equal to either, at the option of the Company, (i) the higher of the prime rate (5.00 percent at September 30, 2008) or the federal funds rate (2.03 percent at September 30, 2008) plus 0.50 percent, plus a margin of 1.50 percent to 2.00 percent in the case of the revolving credit facility and 3.00 percent to 3.25 percent in the case of the term loan, based on the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined; or (ii) LIBOR (3.93 percent for a one-month LIBOR at September 30, 2008) plus a margin of 2.50 percent to 3.00 percent in the case of the revolving credit facility, and 4.00 percent to 4.25 percent in the case of the term loan, based on the Company’s funded debt to EBITDA ratio, as defined. The Company is charged a quarterly commitment fee on the unused portion of the revolving credit facility at an annual rate of 0.50 percent. The effective interest rate on the Credit Facility was approximately 7.69 percent and 8.11 percent for the three months ended September 30, 2008 and 2007, respectively, and 7.66 percent and 8.20 percent for the nine months ended September 2008 and 2007, respectively. The Credit Facility also requires that the Company obtain interest rate protection for a period of three years in a notional amount not to be less than 50 percent of the aggregate principal amount of the term loan facility.

10.	Long-Term Debt (continued):

Senior Credit Facility (continued):

Borrowings under the Credit Facility are collateralized by substantially all of the Company’s assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or a change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. The Company was in compliance with all required financial covenants and was not aware of any events of default as of September 30, 2008.

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

The Senior Notes are senior unsecured obligations and are senior in right of payment to all existing and future senior subordinated indebtedness, including the Senior Subordinated Notes, and all future subordinated indebtedness. The Senior Notes bear interest at an annual rate equal to LIBOR plus 4.875 percent, reset quarterly. The effective interest rate of the Senior Notes was approximately 7.62 percent and 10.33 percent for the three months ended September 30, 2008 and 2007, respectively, and 8.07 percent and 10.27 percent for the nine months ended September 30, 2008 and 2007, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time on or after November 15, 2008 at varying redemption prices depending on the redemption date, plus accrued and unpaid interest.

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

Nonrecourse Credit Facility:

The Company has a nonrecourse credit facility and an exclusivity agreement (collectively the “Nonrecourse Agreement”). The Nonrecourse Agreement provides that all purchases of accounts receivable by the Company with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender will finance non-equity borrowings with floating interest at an annual rate equal to LIBOR (3.93 percent for a one-month LIBOR at September 30, 2008) plus 2.50 percent, or as negotiated. These borrowings are nonrecourse to the Company and are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and the initial investment by the Company, including interest. Residual cash flow payments are accrued for as imbedded derivatives under FAS 133. The Company may terminate the exclusivity agreement for a cost of $250,000 for each month remaining under the exclusivity agreement from the date of termination until June 30, 2009, when it expires.

Borrowings under the Nonrecourse Agreement are nonrecourse to the Company, except for the assets within the entities established in connection with the financing agreement. The Nonrecourse Agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed through the Nonrecourse Agreement, in addition to other remedies.

Total debt outstanding under this facility was $40.0 million and $53.7 million as of September 30, 2008 and December 31, 2007, respectively, which included $4.8 million and $9.6 million, respectively, of accrued residual interest. The effective interest rate on these loans, including the residual interest component, was approximately 11.2 percent and 17.7 percent for the three months ended September 30, 2008 and 2007, respectively, and 10.4 percent and 11.4 percent for the nine months ended September 30, 2008 and 2007, respectively. The nonrecourse credit facility contains certain covenants such as meeting minimum cumulative collection targets. As of September 30, 2008, the Company was in compliance with all required covenants.

11.	Stockholders’ Equity:

The Company’s Series A 14% PIK Preferred Stock (“Series A”) is entitled to a dividend at an annual rate of 14 percent, and the Company’s Class L Common Stock (“Class L”) is entitled to a yield at an annual rate of 14 percent. The dividends and yields are calculated on February 28, May 31, August 31 and November 30 of each year. On February 28, 2008, May 31, 2008 and August 31, 2008, 49,108 shares, 80,879 and 83,159 shares respectively, of Series A were issued for the Series A “paid-in-kind” dividends. The yields for Class L are compounding and accumulate on the unreturned initial investment but are not declared until payment. As of September 30, 2008, the accumulated yield for shares of Class L was $25.9 million.

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

The Company enters into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These contracts are designated as cash flow hedges. The Company had forward exchange contracts for the purchase of 467.0 million Philippine pesos and 65.6 million Canadian dollars outstanding at September 30, 2008, which mature throughout 2008 and into 2009. The impact of the settlement of the Company’s foreign exchange cash flow hedges was recorded in payroll and related expenses, selling, general and administrative expenses and other income (expense) in the statement of operations. At September 30, 2008, the fair market value of all outstanding cash flow hedges was a net liability of $2.4 million, which was included in other liabilities. All of the accumulated gains and losses in other comprehensive income (loss) related to foreign exchange cash flow hedges at September 30, 2008, are expected to be reclassified into earnings within the next 12 months.

The Company has interest rate swap agreements to minimize the impact of LIBOR fluctuations on interest payments on the Company’s floating rate debt. The interest rate swaps are designated as cash flow hedges. The interest rate swaps cover an aggregate notional amount of $367.5 million. The Company is required to pay the counterparties quarterly interest payments at a weighted average fixed rate ranging from 3.41 to 4.89 percent, and receives from the counterparties variable quarterly interest payments based on LIBOR. The net interest paid or received is included in interest expense. As of September 30, 2008, the fair market value of the interest rate swaps was a net liability of $3.1 million, which was included in other liabilities.

The following presents the Company’s unrealized and realized gains (losses) relating to cash flow hedges (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Forward exchange contracts:
Unrealized net gains (losses)	$(790)	$1,348	$(3,441)	$5,523
Realized net gains (losses) reclassified into earnings	(763)	1,394	(1,027)	1,414
Interest rate swap agreements:
Unrealized net gains (losses)	(2,587)	(2,475)	(2,660)	116
Realized net gains (losses) reclassified into earnings	(1,357)	(311)	(2,836)	(713)

The Company’s nonrecourse credit facility relating to purchased accounts receivable contains contingent payments that are accounted for as embedded derivatives. At September 30, 2008 and December 31, 2007, the estimated fair value of the embedded derivative was $4.8 million and $9.6 million, respectively. Changes in the fair market value of the embedded derivatives are recorded in interest expense on the statement of operations. During the three months ended September 30, 2008 and 2007, interest expense was reduced by $461,000 and increased by $71,000 respectively, to reflect decreases and increases, respectively, in the fair value of the embedded derivatives. During the nine months ended September 30, 2008 and 2007, interest expense was reduced by $4.0 million and $1.1 million, respectively, to reflect decreases in the fair value of the embedded derivatives.

The Company enters into interest rate cap contracts to minimize the impact of LIBOR fluctuations on transactions and cash flows. The Company had interest rate caps covering an aggregate notional amount of $517.7 million at September 30, 2008, with a weighted average LIBOR cap rate of 6.00 percent. The interest rate caps are not designated as cash flow hedges, and, accordingly, changes in fair market value, if any, are recorded in other income (expense) in the statement of operations. As of September 30, 2008, the fair market value of all outstanding interest rate caps was $239,000, which was included in other current assets.

13.	Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	For the Nine Months Ended September 30,
	2008	2007
Noncash investing and financing activities:
Fair value of assets acquired	$143,960	$2,856
Liabilities assumed from acquisitions	136,916	776
General and admin. expenses paid by SST parent	—	1,208
Disposal of fixed assets	—	740
Adjustments to purchased accounts receivable	979	714

14.	Commitments and Contingencies:

Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications companies, a foreign labor subcontractor in India and other vendors that require minimum purchase commitments. These agreements expire between 2008 and 2011. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

2008	$33,827
2009	29,943
2010	27,476
2011	9,540

$100,786

The Company incurred $12.6 million and $14.8 million of expense in connection with these purchase commitments for the three months ended September 30, 2008 and 2007, respectively, and $40.4 million and $45.2 million for the nine months ended September 30, 2008 and 2007, respectively.

Forward-Flow Agreements:

The Company has several fixed price agreements, or forward-flows, that obligate the Company to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. The forward flow agreements expire between November 2008 and December 2012, and the terms of the agreements vary; some may be terminated by the seller with either 30, 60 or 90 day written notice. The following represents the future forward-flow commitments by year (amounts in thousands):

4th quarter 2008	$24,346
2009	26,491
2010	18,588
2011	2,730
2012	1,193

$73,348

Litigation and Investigations:

The Company is party, from time to time, to various legal proceedings, regulatory investigations and tax examinations incidental to its business. The Company continually monitors these legal proceedings, regulatory investigations and tax examinations to determine the impact and any required accruals.

14.	Commitments and Contingencies (continued):

Litigation and Investigations (continued):

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

Tax Matters:

In 2004, the Company received notice of a proposed reassessment from a foreign taxing authority relating to certain matters occurring from 1998 through 2001 regarding one of the Company’s subsidiaries. In September 2006, the Company received the formal notice of reassessment in the amount of $16.3 million including interest and penalties, converted as of September 30, 2008 ($14.6 million converted as of December 31, 2006), and in December 2006 the Company paid a deposit of $8.5 million including interest to contest the reassessment. The Company maintains a reserve that it believes is adequate to address its exposure to this matter.

The Company is under audit by the State of Texas relating to state sales tax on collection services. Under Texas law, both client and debtor need to be within the state to create a taxable transaction. The State of Texas issued an initial assessment, which was subsequently reduced to approximately $3.5 million after working with the Company’s clients. The Company paid this amount in March 2008.

New York and Texas Attorneys General:

In August 2006, the Company received a subpoena from the New York Attorney General and in April 2007 the Company received a subpoena from the Texas Attorney General requesting information relating to the Company’s debt collection practices in such states. The Company has responded to such subpoenas and provided certain information to the respective Attorneys General offices. The Company believes it is in compliance with the state laws of New York and Texas relating to debt collection practices in all material respects. However, no assurance can be given that any such inquiries or investigations will not result in a formal investigation or an enforcement action. Any such enforcement actions could result in fines as well as the suspension or termination of the Company’s ability to conduct business in such states.

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

As of September 30, 2008, the Company’s business consisted of three operating divisions: ARM, CRM and Portfolio Management. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies.”

ARM provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM serves clients of all sizes in local, regional, and national markets in the United States, Canada, the United Kingdom and Australia. ARM provides services to its U.S. customers through offices in the U.S., Canada, the Philippines, Panama, India, Antigua, Barbados and Mexico. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. ARM had total assets, net of any intercompany balances, of $1.3 billion and $913.7 million at September 30, 2008 and December 31, 2007, respectively. ARM also provides accounts receivable management services to Portfolio Management. ARM recorded revenue of $20.3 million and $28.5 million for these services for the three months ended September 30, 2008 and 2007, respectively, and $65.9 million and $81.8 million for the nine months ended September 30, 2008 and 2007, respectively.

The CRM division provides customer relationship management services to clients in the United States, Canada and Latin America through offices in the United States, Canada, the Philippines, Panama and Barbados. CRM had total assets, net of any intercompany balances, of $330.8 million and $340.9 million at September 30, 2008 and December 31, 2007, respectively. CRM also provides certain services to ARM. CRM recorded revenue of $929,000 and $115,000 for the three months ended September 30, 2008 and 2007, respectively, and $1.8 million and $302,000 for these services for the nine months ended September 30, 2008 and 2007, respectively.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies and other consumer oriented companies. Portfolio Management had total assets, net of any intercompany balances, of $404.0 million and $423.4 million at September 30, 2008 and December 31, 2007, respectively.

The following tables represent the revenue, payroll and related expenses, selling, general, and administrative expenses, restructuring charges and income from operations before depreciation and amortization for each segment:

	For the Three Months Ended September 30, 2008
	(amounts in thousands)
	ARM	CRM	Portfolio Management	Eliminations	Total
Revenue	$315,012	$91,671	$(4,365)	$(21,262)	$381,056
Payroll and related expenses	152,428	64,865	1,949	(929)	218,313
Selling, general and admin. expenses	130,461	15,795	21,123	(20,333)	147,046
Restructuring charges	3,016	366	—	—	3,382

Income (loss) from operations before depreciation and amortization	$29,107	$10,645	$(27,437)	$—	$12,315

15.	Segment Reporting (continued):

	For the Three Months Ended September 30, 2007
	(amounts in thousands)
	ARM	CRM	Portfolio Management	Eliminations	Total
Revenue	$225,254	$83,141	$45,115	$(28,571)	$324,939
Payroll and related expenses	103,791	62,265	1,884	(115)	167,825
Selling, general and admin. expenses	99,726	13,675	29,209	(28,456)	114,154

Income from operations before depreciation and amortization	$21,737	$7,201	$14,022	$—	$42,960

	For the Nine Months Ended September 30, 2008
	(amounts in thousands)
	ARM	CRM	Portfolio Management	Eliminations	Total
Revenue	$922,990	$262,188	$33,139	$(67,709)	$1,150,608
Payroll and related expenses	443,217	191,219	6,022	(1,832)	638,626
Selling, general and admin. expenses	375,082	45,825	68,453	(65,877)	423,483
Restructuring charges	7,428	2,822	—	—	10,250

Income (loss) from operations before depreciation and amortization	$97,263	$22,322	$(41,336)	$—	$78,249

Capital expenditures	$15,052	$16,487	$—	$—	$31,539

	For the Nine Months Ended September 30, 2007
	(amounts in thousands)
	ARM	CRM	Portfolio Management	Eliminations	Total
Revenue	$695,272	$243,911	$132,605	$(82,078)	$989,710
Payroll and related expenses	322,565	181,166	5,856	(302)	509,285
Selling, general and admin. expenses	303,675	39,565	84,589	(81,776)	346,053

Income from operations before depreciation and amortization	$69,032	$23,180	$42,160	$—	$134,372

Capital expenditures	$15,370	$3,786	$—	$—	$19,156

16.	Related Party Transactions:

The Company has agreed to pay OEP a management fee of $3.0 million per year, plus reimbursement of expenses, for management, advice and related services. During the three and nine months ended September 30, 2008, the Company incurred $750,000 and $2.3 million, respectively, relating to such management fees, which were included in selling, general and administrative expenses.

OEP is an affiliate of JPM, and JPM is a client of the Company. For the three and nine months ended September 30, 2008, the Company received fees for providing services to JPM of $3.2 million and $11.1 million, respectively. At September 30, 2008 and December 31, 2007, the Company had accounts receivable of $12,100 and $138,000, respectively, due from JPM. Additionally, affiliates of Citigroup are investors of the Company, and Citigroup is a client of the Company. For the three and nine months ended September 30, 2008, the Company received fees for providing services to Citigroup of $16.2 million and $54.4 million, respectively. At September 30, 2008 and December 31, 2007, the Company had accounts receivable of $3.4 million and $1.9 million, respectively, due from Citigroup.

In January 2008, the Company acquired SST for $13.4 million, subject to certain post-closing adjustments. SST was a wholly owned subsidiary of JPM. The $13.4 million of consideration paid to JPM for SST and the return to JPM of $4.0 million of cash that was not acquired was treated as dividends to JPM.

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

FASB Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”:

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards that require a noncontrolling interest, or minority interest, in a subsidiary to be presented in the equity section of the consolidated balance sheet, net income attributable to the parent and to the noncontrolling interest to be presented on the consolidated statement of income and sufficient disclosures to clearly distinguish between the interests of the parent and the noncontrolling interest, among other requirements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company is currently reviewing the standard to assess the impact of the adoption of SFAS 160.

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

FASB Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles”:

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fair in Conformity With Generally Accepted Accounting Principles.” The Company is currently reviewing the standard to assess the impact of the adoption of SFAS 162.

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

NCO GROUP, INC.

Consolidating Balance Sheet

September 30, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$22,143	$19,187	$—	$41,330
Accounts receivable, trade, net of allowance for doubtful accounts	—	190,126	21,474	—	211,600
Purchased accounts receivable, current portion	—	21,780	56,117	—	77,897
Deferred income taxes	303	28,756	(217)	—	28,842
Prepaid expenses and other current assets	2,292	44,878	7,267	—	54,437

Total current assets	2,595	307,683	103,828	—	414,106

Property and equipment, net	—	108,974	39,527	—	148,501

Other assets:
Goodwill	—	764,352	83,320	—	847,672
Trade names	—	96,397	2,847	—	99,244
Customer relationships and other intangible assets, net of accumulated amortization	—	325,064	24,109	—	349,173
Purchased accounts receivable, net of current portion	—	50,700	96,229	—	146,929
Investment in subsidiaries	975,625	97,557	—	(1,073,182)	—
Other assets	15,651	54,072	(21,184)	—	48,539

Total other assets	991,276	1,388,142	185,321	(1,073,182)	1,491,557

Total assets	$993,871	$1,804,799	$328,676	$(1,073,182)	$2,054,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$6,054	$403	$18,602	$—	$25,059
Intercompany (receivable) loan	(151,955)	69,791	82,164	—	—
Income taxes payable	—	—	15,277	—	15,277
Accounts payable	750	21,805	2,786	—	25,341
Accrued expenses	18,210	81,315	16,870	—	116,395
Accrued compensation and related expenses	—	40,815	12,880	—	53,695
Deferred revenue	—	43,223	408		43,631

Total current liabilities	(126,941)	257,352	148,987	—	279,398

Long-term liabilities:
Long-term debt, net of current portion	636,159	389,785	21,921	—	1,047,865
Deferred income taxes	(67,162)	175,087	15,022	—	122,947
Other long-term liabilities	1,196	7,364	9,098	—	17,658

Minority interest	—	—	35,677	—	35,677

Stockholders’ equity	550,619	975,211	97,971	(1,073,182)	550,619

Total liabilities and stockholders’ equity	$993,871	$1,804,799	$328,676	$(1,073,182)	$2,054,164

18.	Subsidiary Guarantor Financial Information (continued):

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

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended September 30, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Services	$—	$371,274	$96,080	$(84,573)	$382,781
Portfolio	—	7,186	(9,670)	—	(2,484)
Portfolio sales	—	121	638	—	759

Total revenues	—	378,581	87,048	(84,573)	381,056

Operating costs and expenses:
Payroll and related expenses	4	222,533	56,422	(60,646)	218,313
Selling, general and administrative expenses	1,120	134,347	35,506	(23,927)	147,046
Depreciation and amortization expense	—	24,945	7,025	—	31,970
Restructuring charges	—	681	2,701	—	3,382

Total operating costs and expenses	1,124	382,506	101,654	(84,573)	400,711

(Loss) income from operations	(1,124)	(3,925)	(14,606)	—	(19,655)

Other income (expense):
Interest and investment income	177	535	(456)	—	256
Interest expense	(16,252)	(7,873)	(857)	—	(24,982)
Interest (expense) income to affiliate	(646)	2,386	(1,740)	—	—
Subsidiary income	(15,523)	(6,679)	—	22,202	—
Other income	—	(1,891)	—	—	(1,891)

	(32,244)	(13,522)	(3,053)	22,202	(26,617)

(Loss) income before income taxes	(33,368)	(17,447)	(17,659)	22,202	(46,272)

Income tax (benefit) expense	(6,890)	(1,890)	(5,391)	—	(14,171)

(Loss) income before minority interest	(26,478)	(15,557)	(12,268)	22,202	(32,101)

Minority interest	—	—	5,623	—	5,623

Net (loss) income	$(26,478)	$(15,557)	$(6,645)	$22,202	$(26,478)

18.	Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended September 30, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Services	$—	$289,453	$79,365	$(89,879)	$278,939
Portfolio	—	6,662	29,056	—	35,718
Portfolio sales	—	6,923	3,359	—	10,282

Total revenues	—	303,038	111,780	(89,879)	324,939

Operating costs and expenses:
Payroll and related expenses	3	169,980	58,999	(61,157)	167,825
Selling, general and administrative expenses	1,013	102,367	39,496	(28,722)	114,154
Depreciation and amortization expense	—	18,744	7,468	—	26,212

Total operating costs and expenses	1,016	291,091	105,963	(89,879)	308,191

(Loss) income from operations	(1,016)	11,947	5,817	—	16,748

Other income (expense):
Interest and investment income	(17)	531	150	—	664
Interest expense	(16,276)	(6,031)	(2,244)	—	(24,551)
Interest (expense) income to affiliate	(280)	2,085	(1,805)	—	—
Subsidiary income	6,251	(295)	—	(5,956)	—
Other income	—	826	—	—	826

	(10,322)	(2,884)	(3,899)	(5,956)	(23,061)

(Loss) income before income taxes	(11,338)	9,063	1,918	(5,956)	(6,313)

Income tax (benefit) expense	(6,731)	3,735	825	—	(2,171)

(Loss) income before minority interest	(4,607)	5,328	1,093	(5,956)	(4,142)

Minority interest	—	—	(465)	—	(465)

Net (loss) income	$(4,607)	$5,328	$628	$(5,956)	$(4,607)

18.	Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Nine Months Ended September 30, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Services	$—	$1,107,384	$271,740	$(264,745)	$1,114,379
Portfolio	—	24,821	8,909	—	33,730
Portfolio sales	—	439	2,060	—	2,499

Total revenues	—	1,132,644	282,709	(264,745)	1,150,608

Operating costs and expenses:
Payroll and related expenses	11	652,415	175,835	(189,635)	638,626
Selling, general and administrative expenses	3,222	386,854	108,517	(75,110)	423,483
Depreciation and amortization expense	—	69,674	22,229	—	91,903
Restructuring charges	—	4,316	5,934	—	10,250

Total operating costs and expenses	3,233	1,113,259	312,515	(264,745)	1,164,262

(Loss) income from operations	(3,233)	19,385	(29,806)	—	(13,654)

Other income (expense):
Interest and investment income	146	1,066	(137)	—	1,075
Interest expense	(48,304)	(21,753)	(335)	—	(70,392)
Interest (expense) income to affiliate	(1,956)	6,982	(5,026)	—	—
Subsidiary income	(17,409)	(17,962)	—	35,371	—
Other income	—	(2,052)	—	—	(2,052)

	(67,523)	(33,719)	(5,498)	35,371	(71,369)

(Loss) income before income taxes	(70,756)	(14,334)	(35,304)	35,371	(85,023)

Income tax (benefit) expense	(20,291)	3,125	(9,008)	—	(26,174)

(Loss) income before minority interest	(50,465)	(17,459)	(26,296)	35,371	(58,849)

Minority interest	—	—	8,384	—	8,384

Net (loss) income	$(50,465)	$(17,459)	$(17,912)	$35,371	$(50,465)

18.	Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Nine Months Ended September 30, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Services	$—	$870,103	$251,478	$(265,361)	$856,220
Portfolio	—	27,421	94,298	—	121,719
Portfolio sales	—	8,148	3,623	—	11,771

Total revenues	—	905,672	349,399	(265,361)	989,710

Operating costs and expenses:
Payroll and related expenses	10	519,512	172,716	(182,953)	509,285
Selling, general and administrative expenses	3,075	296,808	128,578	(82,408)	346,053
Depreciation and amortization expense	—	57,661	18,858	—	76,519

Total operating costs and expenses	3,085	873,981	320,152	(265,361)	931,857

(Loss) income from operations	(3,085)	31,691	29,247	—	57,853

Other income (expense):
Interest and investment income	7	1,527	664	—	2,198
Interest expense	(49,364)	(15,612)	(5,891)	—	(70,867)
Interest (expense) income to affiliate	(4,972)	9,967	(4,995)	—	—
Subsidiary income	28,153	6,061	—	(34,214)	—
Other income	—	1,896	—	—	1,896

	(26,176)	3,839	(10,222)	(34,214)	(66,773)

(Loss) income before income taxes	(29,261)	35,530	19,025	(34,214)	(8,920)

Income tax (benefit) expense	(20,891)	11,417	5,788	—	(3,686)

(Loss) income before minority interest	(8,370)	24,113	13,237	(34,214)	(5,234)

Minority interest	—	—	(3,136)	—	(3,136)

Net (loss) income	$(8,370)	$24,113	$10,101	$(34,214)	$(8,370)

18.	Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2008

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(27,198)	$72,806	$48,205	$93,813

Cash flows from investing activities:
Purchases of accounts receivable	—	(54,654)	(53,141)	(107,795)
Collections applied to principal of purchased accounts receivable	—	1,156	67,195	68,351
Proceeds from sales and resales of purchased accounts receivable	—	531	2,301	2,832
Purchases of property and equipment	—	(28,074)	(3,465)	(31,539)
Proceeds from bonds and notes receivable	—	928	—	928
Net cash paid for acquisitions and related costs	—	(322,517)	(16,782)	(339,299)

Net cash (used in) provided by investing activities	—	(402,630)	(3,892)	(406,522)

Cash flows from financing activities:
Repayment of notes payable	—	(161)	(28,190)	(28,351)
Borrowings under notes payable	—	—	17,046	17,046
Net borrowings under (repayments of) revolving credit facility	24,500	—	—	24,500
Repayment of borrowings under senior term loan	—	(9,232)	—	(9,232)
Borrowings under senior term loan	—	139,000	—	139,000
Borrowings under (repayment of) intercompany notes payable	(191,013)	213,777	(22,764)	—
Payment of fees to acquire debt	(10)	(9,172)	—	(9,182)
Investment in subsidiary by minority interest	—	—	2,436	2,436
Return of investment in subsidiary to minority interest	—	—	(9,234)	(9,234)
Issuance of stock, net	209,719	—	—	209,719
Payment of dividends	(12,157)	—	—	(12,157)

Net cash provided by (used in) financing activities	31,039	334,212	(40,706)	324,545

Effect of exchange rate on cash	(3,841)	—	2,052	(1,789)

Net increase in cash and cash equivalents	—	4,388	5,659	10,047

Cash and cash equivalents at beginning of the period	—	17,755	13,528	31,283

Cash and cash equivalents at end of the period	$—	$22,143	$19,187	$41,330

18.	Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(52,155)	$79,565	$24,474	$51,884

Cash flows from investing activities:
Purchases of accounts receivable	—	(5,875)	(83,930)	(89,805)
Collections applied to principal of purchased accounts receivable	—	6,203	61,284	67,487
Proceeds from sales and resales of purchased accounts receivable	—	6,420	10,475	16,895
Purchases of property and equipment	—	(12,972)	(6,697)	(19,669)
Proceeds from bonds and notes receivable	—	1,132	—	1,132
Net cash paid for acquisitions and related costs	—	(3,743)	(2,239)	(5,982)

Net cash used in investing activities	—	(8,835)	(21,107)	(29,942)

Cash flows from financing activities:
Repayment of notes payable	—	(468)	(30,678)	(31,146)
Borrowings under notes payable	—	—	32,621	32,621
Principal payments on bonds and capital leases	—	(335)	—	(335)
Net borrowings under (repayments of) revolving credit facility	(5,000)	—	—	(5,000)
Repayment of borrowings under senior term loan	(3,488)	—	—	(3,488)
Borrowings under senior term loan	—	—	—	—
Payment of fees to acquire debt	(171)	(530)	—	(701)
Investment in subsidiary by minority interest	—	—	1,175	1,175
Return of investment in subsidiary by minority interest	—	—	(5,480)	(5,480)
Repayment of intercompany notes payable	60,475	(67,845)	7,370	—

Net cash provided by (used in) financing activities	51,816	(69,178)	5,008	(12,354)

Effect of exchange rate on cash	—	—	1,139	1,139

Net (decrease) increase in cash and cash equivalents	(339)	1,552	9,514	10,727

Cash and cash equivalents at beginning of the period	339	8,083	12,281	20,703

Cash and cash equivalents at end of the period	$—	$9,635	$21,795	$31,430

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements included in this Quarterly Report, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to:

•	the Company’s expected future results of operations;

•	economic conditions;

•	the Company’s growth strategy;

•	fluctuations in quarterly operating results;

•	the integration of acquisitions;

•	the final outcome of the Company’s litigation with its former landlord;

•	the effects of terrorist attacks, war and the economy on the Company’s business;

•	expected increases in operating efficiencies;

•	anticipated trends in the business process outsourcing industry;

•	estimates of future cash flows and allowances for impairments of purchased accounts receivable;

•	estimates of intangible asset impairments and amortization expense of other intangible assets;

•	the effects of legal proceedings, regulatory investigations and tax examinations;

•	the effects of changes in accounting pronouncements; and

•	statements as to trends or the Company’s or management’s beliefs, expectations and opinions.

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

We are a holding company and conduct substantially all of our business operations through our subsidiaries. We are an international provider of business process outsourcing services, referred to as BPO, primarily focused on accounts receivable management, referred to as ARM, and customer relationship management, referred to as CRM, serving a wide range of clients in North America and abroad through our global network of over 125 offices. We also purchase and collect past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies, and other consumer-oriented companies.

Our operating costs consist principally of payroll and related costs; selling, general and administrative costs; and depreciation and amortization. Payroll and related expenses consist of wages and salaries, commissions, bonuses, and benefits for all of our employees, including management and administrative personnel. Selling, general and administrative expenses include telephone, postage and mailing costs, outside collection attorneys and other third-party collection services providers, and other collection costs, as well as expenses that directly support operations, including facility costs, equipment maintenance, sales and marketing, data processing, professional fees, and other management costs. During the second half of 2007 and continuing into 2008, our payroll and related expenses increased due to the decline in the U.S. dollar against the Canadian dollar and the Philippine peso.

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

We have grown rapidly, through both acquisitions as well as internal growth. On January 2, 2008, we acquired Systems & Services Technologies, Inc., referred to as SST, a third-party consumer receivable servicer, for $13.4 million. On February 29, 2008, we acquired Outsourcing Solutions Inc., referred to as OSI, a leading provider of business process outsourcing services, specializing primarily in accounts receivable management services, for $340.0 million. During the nine months ended September 30, 2008, the Company also acquired several smaller companies, all of which were providers of ARM services, for an aggregate purchase price of $8.3 million which was paid in cash.

On January 2, 2008, we acquired SST, a third-party consumer receivable servicer. Prior to the acquisition, SST was a wholly owned subsidiary of JPMorgan Chase & Co., referred to as JPM. JPM also wholly owns OEP, which as described above has had a controlling interest in us since the Transaction on November 15, 2006. Financial Accounting Standards Board, referred to as FASB, Statement of Financial Accounting Standards No. 141, “Business Combinations,” referred to as SFAS 141, states that a “business combination” excludes transfers of net assets or exchanges of equity interests between entities under common control. SFAS 141 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (“as-if pooling-of-interests”) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Because NCO and SST were under common control at the time of the SST acquisition, the transfer of assets and liabilities of SST was accounted for at historical cost in a manner similar to a pooling of interests. For financial accounting purposes, the acquisition is viewed as a change in reporting entity and, as a result, requires restatement of our financial statements for all periods subsequent to November 15, 2006, the date of the Transaction and the date at which common control of NCO and SST by JPM commenced.

In “as-if pooling-of-interests” accounting, financial statements of the previously separate companies for periods prior to the combination are restated on a combined basis to furnish comparative information. Accordingly, our consolidated balance sheet as of December 31, 2007, the consolidated statements of operations for the three and nine months ended September 30, 2007 and the consolidated statement of cash flows for the nine months ended September 30, 2007 have been restated to include SST’s financial position information as of December 31, 2007, its results of operations for the three and nine months ended September 30, 2007 and its cash flows for the nine months ended September 30, 2007.

Our business currently consists of three operating divisions: ARM, CRM and Portfolio Management.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue. Revenue increased $56.2 million, or 17.3 percent, to $381.1 million for the three months ended September 30, 2008, from $324.9 million for the three months ended September 30, 2007. Revenue for the three months ended September 30, 2008 included a $32.4 million impairment charge, including $169,000 in ARM for international portfolios, recorded for a valuation allowance against the carrying value of the portfolios.

Our operations are organized into three market specific divisions that include: ARM, CRM and Portfolio Management. For the three months ended September 30, 2008, these divisions accounted for $315.0 million, $91.7 million and $(4.4) million of revenue, respectively. Included in ARM’s revenue was $20.3 million of intercompany revenue from Portfolio Management and included in CRM’s revenue was $929,000 of intercompany revenue from ARM, which was eliminated upon consolidation. For the three months ended September 30, 2007, these divisions accounted for $225.3 million, $83.1 million and $45.1 million of revenue, respectively. Included in ARM’s revenue was $28.6 million of intercompany revenue from Portfolio Management and included in CRM’s revenue was $115,000 of intercompany revenue from ARM, which was eliminated upon consolidation.

ARM’s revenue increased $89.8 million, or 39.9 percent, to $315.0 million for the three months ended September 30, 2008, from $225.3 million for the three months ended September 30, 2007. The increase in ARM’s revenue was primarily attributable to the acquisition of OSI on February 29, 2008, which added $103.8 million of revenue. This was offset in part by the weaker collection environment during 2008 and a $8.1 million decrease in fees from collection services performed for Portfolio Management.

Revenue for the CRM division increased $8.6 million, or 10.3 percent, to $91.7 million for the three months ended September 30, 2008, from $83.1 million for the three months ended September 30, 2007. The increase in CRM’s revenue was primarily due to increased client volume related to the implementation of new contracts during 2007, partially offset by lower volumes from certain existing clients due to the impact of the economy.

Portfolio Management’s revenue decreased $49.5 million, or 110.0 percent, to $(4.4) million for the three months ended September 30, 2008, from $45.1 million for the three months ended September 30, 2007. Portfolio Management’s collections, excluding all portfolio sales, decreased $5.2 million, or 9.7 percent, to $48.4 million for the three months ended September 30, 2008, from $53.6 million for the three months ended September 30, 2007. Revenue for the three months ended September 30, 2008 included a $32.2 million impairment charge recorded for a valuation allowance against the carrying value of the portfolios. Excluding the effect of the impairment charge, Portfolio Management’s revenue represented 55 percent of collections for the three months ended September 30, 2008 as compared to 64.9 percent of collections, excluding all portfolio sales, for the three months ended September 30, 2007. Such decreases were attributable to the impairment charge on portfolios, as well as lower IRR’s, internal rate of return, on certain forward-flow purchase commitments. The remaining decrease in revenue and collections primarily reflects the effect of the weaker collection environment during 2008. Portfolio sales for the three months ended September 30, 2008 were $759,000 compared to $10.3 million for the three months ended September 30, 2007.

Payroll and related expenses. Payroll and related expenses increased $50.5 million to $218.3 million for the three months ended September 30, 2008, from $167.8 million for the three months ended September 30, 2007, and increased as a percentage of revenue to 57.3 percent from 51.7 percent. The increase of payroll and related expenses as a percentage of revenue was primarily attributable to the decrease in revenue due to the $32.4 million impairment charge recorded on purchased accounts receivables in the third quarter of 2008. Included in ARM’s payroll and related expenses for the three months ended September 30, 2008 and 2007, was $929,000 and $115,000, respectively, of intercompany expense to CRM, for services provided to ARM.

ARM’s payroll and related expenses increased $48.6 million to $152.4 million for the three months ended September 30, 2008, from $103.8 million for the three months ended September 30, 2007, and increased as a percentage of revenue to 48.4 percent from 46.1 percent. Payroll and related expenses increased primarily due to the acquisition of OSI on February 29, 2008.

CRM’s payroll and related expenses increased $2.6 million to $64.9 million for the three months ended September 30, 2008, from $62.3 million for the three months ended September 30, 2007, but decreased as a percentage of revenue to 70.8 percent from 74.9 percent. The decrease as a percentage of revenue was primarily a result of our continuing deployment of additional staff in off-shore locations, where labor costs are cheaper.

Portfolio Management’s payroll and related expenses stayed the same at $1.9 million for the three months ended September 30, 2008, and the three months ended September 30, 2007. Portfolio Management outsources all of its collection services to ARM and, therefore, has a relatively small fixed payroll cost structure.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $32.9 million to $147.0 million for the three months ended September 30, 2008, from $114.2 million for the three months ended September 30, 2007, and increased as a percentage of revenue to 38.6 percent from 35.1 percent. The increase of selling, general and administrative expenses as a percentage of revenue is primarily attributable to the decrease in revenues due to the $32.4 million impairment charge recorded on purchased accounts receivables in the third quarter of 2008. Included in Portfolio Management’s selling, general and administrative expenses for the three months ended September 30, 2008 and 2007, was $20.3 million and $28.5 million, respectively, of intercompany expense to ARM, for services provided to Portfolio Management.

ARM’s selling, general and administrative expenses increased $30.8 million to $130.5 million for the three months ended September 30, 2008, from $99.7 million for the three months ended September 30, 2007, but decreased as a percentage of revenue to 41.4 percent from 44.3 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to leveraging our infrastructure over the larger revenue base. The dollar amount increase is attributable to the OSI acquisition.

CRM’s selling, general and administrative expenses increased $2.1 million to $15.8 million for the three months ended September 30, 2008, from $13.7 million for the three months ended September 30, 2007, and increased as a percentage of revenue to 17.2 percent from 16.5 percent. The increase in selling, general and administrative expenses as a percentage of revenue was primarily attributable to ramping up capacity due to increasing client volumes, in advance of the offsetting revenue generation.

Portfolio Management’s selling, general and administrative expenses decreased $8.1 million to $21.1 million for the three months ended September 30, 2008, from $29.2 million for the three months ended September 30, 2007. The decrease in selling, general and administrative expenses primarily resulted from lower servicing fees from ARM.

Restructuring charge. During the three months ended September 30, 2008, we incurred restructuring charges of $3.4 million related to the restructuring of our legacy operations to streamline our cost structure, in conjunction with the OSI acquisition. The charges consisted primarily of costs associated with the closing of redundant facilities and severance. The Company currently anticipates recording an additional $2.0 million to $4.0 million of restructuring charges in the fourth quarter of 2008 (see note 3 in our Notes to Consolidated Financial Statements included in this Form 10-Q).

Depreciation and amortization. Depreciation and amortization increased to $32.0 million for the three months ended September 30, 2008, from $26.2 million for the three months ended September 30, 2007. The increase was attributable to amortization of the customer relationships resulting from the OSI acquisition.

Other income (expense). Interest expense increased slightly to $25.0 million for the three months ended September 30, 2008, from $24.6 million for the three months ended September 30, 2007. The increase was attributable to additional borrowings under the senior credit facility which were primarily incurred to fund a portion of the acquisition of OSI. The impact of the additional borrowings was partially offset by lower floating interest rates on the senior credit facility and the senior notes. Other income (expense), net for the three months ended September 30, 2008 and 2007 included approximately $1.9 million of net losses and $477,000 of net gains, respectively, resulting from the settlement of certain foreign exchange contracts.

Income tax (benefit) expense. For the three months ended September 30, 2008, the effective income tax rate decreased to 30.6 percent from 34.4 percent for the three months ended September 30, 2007, due to losses in the domestic ARM and CRM businesses combined with income from certain foreign businesses which are not subject to income tax and less income attributable to minority interests.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenue. Revenue increased $160.9 million, or 16.3 percent, to $1.2 billion for the nine months ended September 30, 2008, from $989.7 million for the nine months ended September 30, 2007. Revenue for the nine months ended September 30, 2008 included a $63.2 million impairment charge, including $169,000 in ARM for international portfolios, recorded for a valuation allowance against the carrying value of the portfolios.

Our operations are organized into three market specific divisions that include: ARM, CRM and Portfolio Management. For the nine months ended September 30, 2008, these divisions accounted for $923.0 million, $262.2 million and $33.1 million of revenue, respectively. Included in ARM’s revenue was $65.9 million of intercompany revenue from Portfolio Management and included in CRM’s revenue was $1.9 million of intercompany revenue from ARM, which was eliminated upon consolidation. For the nine months ended September 30, 2007, these divisions accounted for $695.3 million, $243.9 million and $132.6 million of revenue, respectively. Included in ARM’s revenue was $81.8 million of intercompany revenue from Portfolio Management and included in CRM’s revenue was $302,000 of intercompany revenue from ARM, which was eliminated upon consolidation.

ARM’s revenue increased $227.7 million, or 32.8 percent, to $923.0 million for the nine months ended September 30, 2008, from $695.3 million for the nine months ended September 30, 2007. The increase in ARM’s revenue was primarily attributable to the acquisition of OSI on February 29, 2008, which added $245.4 million of revenue. This was offset in part by the weaker collection environment during 2008 and a $15.9 million decrease in fees from collection services performed for Portfolio Management.

Revenue for the CRM division increased $18.3 million, or 7.5 percent, to $262.2 million for the nine months ended September 30, 2008, from $243.9 million for the nine months ended September 30, 2007. The increase in CRM’s revenue was primarily due to increased client volume, related to the implementation of new contracts during 2007, partially offset by lower volumes from certain existing clients due to the impact of the economy.

Portfolio Management’s revenue decreased $99.5 million, or 75.0 percent, to $33.1 million for the nine months ended September 30, 2008, from $132.6 million for the nine months ended September 30, 2007. Portfolio Management’s collections, excluding all portfolio sales, decreased $18.6 million, or 10.6 percent, to $157.4 million for the nine months ended September 30, 2008, from $176.0 million for the nine months ended September 30, 2007. Revenue for the nine months ended September 30, 2008 included a $63.0 million impairment charge recorded for a valuation allowance against the carrying value of the portfolios. Excluding the effect of the impairment charge, Portfolio Management’s revenue represented 59 percent of collections for the nine months ended September 30, 2008, as compared to 68.7 percent of collections, excluding all portfolio sales, for the nine months ended September 30, 2007. The remaining decrease in revenue and collections primarily reflects the effect of the weaker collection environment during 2008. Portfolio sales for the nine months ended September 30, 2008 were $2.5 million compared to $11.8 million for the nine months ended September 30, 2007.

Payroll and related expenses. Payroll and related expenses increased $129.3 million to $638.6 million for the nine months ended September 30, 2008, from $509.3 million for the nine months ended September 30, 2007, and increased as a percentage of revenue to 55.5 percent from 51.5 percent. The increase of payroll and related expenses as a percentage of revenue is primarily attributable to the decrease in revenues due to the $63.2 million impairment charge recorded on purchased accounts receivables in the nine months ended September 30, 2008. Included in ARM’s payroll and related expenses for the nine months ended September 30, 2008 and 2007, was $1.8 million and $303,000, respectively, of intercompany expense to CRM, for services provided to ARM.

ARM’s payroll and related expenses increased $120.6 million to $443.2 million for the nine months ended September 30, 2008, from $322.6 million for the nine months ended September 30, 2007, and increased as a percentage of revenue to 48.0 percent from 46.4 percent. Payroll and related expenses increased primarily due to the acquisition of OSI on February 29, 2008.

CRM’s payroll and related expenses increased $10.0 million to $191.2 million for the nine months ended September 30, 2008, from $181.2 million for the nine months ended September 30, 2007, but decreased as a percentage of revenue to 72.9 percent from 74.3 percent. The decrease as a percentage of revenue was primarily a result of our continuing deployment of additional staff in off-shore locations, where labor costs are cheaper.

Portfolio Management’s payroll and related expenses increased $166,000 to $6.0 million for the nine months ended September 30, 2008, from $5.9 million for the nine months ended September 30, 2007. Portfolio Management outsources all of its collection services to ARM and, therefore, has a relatively small fixed payroll cost structure.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $77.4 million to $423.5 million for the nine months ended September 30, 2008, from $346.1 million for the nine months ended September 30, 2007, and increased as a percentage of revenue to 36.8 percent from 35.0 percent. The increase of selling, general and administrative expenses as a percentage of revenue is primarily attributable to the decrease in revenue due to the $63.2 million impairment charge recorded on purchased accounts receivables in the nine months ended September 30, 2008. Included in Portfolio Management’s selling, general and administrative expenses for the nine months ended September 30, 2008 and 2007, was $65.9 million and $81.8 million, respectively, of intercompany expense to ARM, for services provided to Portfolio Management.

ARM’s selling, general and administrative expenses increased $71.4 million to $375.1 million for the nine months ended September 30, 2008, from $303.7 million for the nine months ended September 30, 2007, but decreased as a percentage of revenue to 40.6 percent from 43.7 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to leveraging our infrastructure over the larger revenue base. The dollar amount increase is attributable to the OSI acquisition.

CRM’s selling, general and administrative expenses increased $6.3 million to $45.8 million for the nine months ended September 30, 2008, from $39.6 million for the nine months ended September 30, 2007, and increased as a percentage of revenue to 17.5 percent from 16.2 percent. The increase in selling, general and administrative expenses as a percentage of revenue was primarily attributable to ramping up capacity due to increasing client volumes, in advance of the offsetting revenue generation.

Portfolio Management’s selling, general and administrative expenses decreased $16.1 million to $68.5 million for the nine months ended September 30, 2008, from $84.6 million for the nine months ended September 30, 2007. The decrease in selling, general and administrative expenses primarily resulted from lower servicing fees from ARM.

Restructuring charge. During the nine months ended September 30, 2008, we incurred restructuring charges of $10.3 million related to the restructuring of our legacy operations to streamline our cost structure, in conjunction with the OSI acquisition. The charges consisted primarily of costs associated with the closing of redundant facilities and severance. The Company currently anticipates recording an additional $2.0 million to $4.0 million of restructuring charges in the fourth quarter of 2008 (see note 3 in our Notes to Consolidated Financial Statements included in this Form 10-Q).

Depreciation and amortization. Depreciation and amortization increased to $91.9 million for the nine months ended September 30, 2008, from $76.5 million for the nine months ended September 30, 2007. The increase was primarily attributable to amortization of the customer relationships resulting from the OSI acquisition.

Other income (expense). Interest expense decreased to $70.4 million for the nine months ended September 30, 2008, from $70.9 million for the nine months ended September 30, 2007. The decrease was attributable to lower floating interest rates on the senior credit facility and the senior notes. The lower interest rates were partially offset by additional borrowings under the senior credit facility primarily to fund a portion of the acquisition of OSI. Other income (expense), net for the nine months ended September 30, 2008 and 2007 included approximately $2.2 million of net losses and $847,000 of net gains, respectively, resulting from the settlement of certain foreign exchange contracts.

Income tax (benefit) expense. For the nine months ended September 30, 2008, the effective income tax rate decreased to 30.8 percent from 41.3 percent for the nine months ended September 30, 2007, due to losses in the domestic ARM and CRM businesses combined with income from certain foreign businesses which are not subject to income tax and less income attributable to minority interests.

Liquidity and Capital Resources

Our primary sources of cash have been cash flows from operations, including collections on purchased accounts receivable, bank borrowings, nonrecourse borrowings, and equity and debt offerings. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, purchases of accounts receivable, and working capital to support our growth.

The capital and credit markets have recently experienced significant volatility and if this continues, it is possible that our ability to access the capital and credit markets may be limited. Currently, our senior notes and senior subordinated notes are assigned ratings by certain rating agencies. Changes in our business environment, operating results, cash flows, or financial position could impact the ratings assigned by these rating agencies. Such significant volatility could also significantly affect the costs of borrowing, which could have a material impact on our financial condition and results of operations. We are currently in compliance with all of our debt covenants, but the future impact on the Company’s operations and financial projections from the challenging economic and business environment may impact our ability to meet our debt covenants in the future.

Notwithstanding the foregoing, at this time, we believe that we will be able to finance our current operations, planned capital expenditure requirements, internal growth and debt service obligations, at least through the next twelve months, with the funds generated from our operations, with our existing cash and available borrowings under our senior credit facility and nonrecourse credit facility, and with our ability to obtain cash through additional equity and debt offerings.

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

Cash Flows from Operating Activities. Cash provided by operating activities was $93.8 million for the nine months ended September 30, 2008, compared to $51.9 million for the nine months ended September 30, 2007. The increase in cash provided by operating activities was primarily attributable to the operating activities from OSI, which was acquired on February 29, 2008, and a decrease in accounts receivable, trade of $18.9 million for the nine months ended September 30, 2008, compared to an increase of $5.2 million in the prior year, resulting from the collection of a large outstanding receivable balance during the current year period.

Cash Flows from Investing Activities. Cash used in investing activities was $406.5 million for the nine months ended September 30, 2008, compared to $29.9 million for the nine months ended September 30, 2007. The increase in cash used in investing activities was primarily attributable to net cash paid for acquisitions and related costs of $339.3 million during the nine months ended September 30, 2008, primarily incurred in connection with the acquisition of OSI on February 29, 2008.

Cash Flows from Financing Activities. Cash provided by financing activities was $324.5 million for the nine months ended September 30, 2008, compared to $12.4 million for the nine months ended September 30, 2007. The increase in cash provided by financing activities was due primarily to the additional borrowings of $139.0 million under our amended Credit Facility and the issuance of $210.0 million of stock, both of which were used primarily to fund the OSI acquisition. During the nine months ended September 30, 2008, we paid a deemed cash dividend of $12.2 million to JPM in connection with acquisition of SST.

Senior Credit Facility. On November 15, 2006 we entered into the Credit Facility with a syndicate of financial institutions. The Credit Facility consisted of a $465.0 million term loan and a $100.0 million revolving credit facility. In connection with the OSI acquisition, in February 2008 we amended the Credit Facility to add $139.0 million to the term loan. We are required to make quarterly principal repayments of $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. We are also required to make annual prepayments of 50 percent, 25 percent or zero percent of our excess annual cash flow, based on our leverage ratio. The revolving credit facility requires no minimum principal payments until its maturity in November 2011. At September 30, 2008, the balance outstanding on the term loan was $590.1 million and the balance outstanding on the revolving credit facility was $71.5 million. The availability of the revolving credit facility is reduced by any unused letters of credit ($18.3 million at September 30, 2008). As of September 30, 2008, we had $10.2 million of remaining availability under the revolving credit facility.

Borrowings under the Credit Facility are collateralized by substantially all of our assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or a change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. We were in compliance with all required financial covenants and we were not aware of any events of default as of September 30, 2008.

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

Nonrecourse Credit Facility. We have a nonrecourse credit facility and an exclusivity agreement, collectively referred to as the Nonrecourse Agreement. The Nonrecourse Agreement provides that all purchases of accounts receivable by us with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender will finance non-equity borrowings with floating interest at an annual rate equal to LIBOR plus 2.50 percent, or as negotiated. These borrowings are nonrecourse to us and are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios, the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and our initial investment, including interest. We may terminate the Nonrecourse Agreement for a cost of $250,000 for each month remaining under the Nonrecourse Agreement from the date of termination until June 30, 2009, when the Nonrecourse Agreement expires. Total debt outstanding under this facility as of September 30, 2008 was $40.0 million, including $4.8 million of accrued residual interest. As of September 30, 2008, we were in compliance with all required covenants.

Borrowings under the Nonrecourse Agreement are nonrecourse to us, except for the assets within the entities established in connection with the financing agreement. The Nonrecourse Agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed through the agreement, in addition to other remedies.

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

Foreign Currency Risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which we are exposed include the Canadian dollar, the British pound, the Australian dollar and the Philippine peso. Due to the size of the Canadian and Philippine operations, we currently use forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such contracts will be adversely affected by changes in exchange rates. Our objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection. A five percent increase or decrease in the Canadian exchange rate could have an annual impact of approximately $4.0 million on our business, excluding the impact of foreign currency hedges. During the nine months ended September 30, 2008, we continued to see volatility of the U.S. dollar, primarily as it relates to the Canadian dollar and the Philippine peso. We believe this trend may continue, and if so, it could have a negative impact on our future results of operations.

Interest Rate Risk. At September 30, 2008, we had $866.6 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year. We currently use interest rate swap agreements and interest rate cap agreements in a effort to limit potential losses from adverse interest rate changes.

Critical Accounting Policies and Estimates

General. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the following accounting policies and estimates are the most critical and could have the most impact on our results of operations: goodwill, other intangible assets and purchase accounting, revenue recognition for purchased accounts receivable, income taxes, and allowance for doubtful accounts. These and other critical accounting policies are described in note 2 in our Notes to Consolidated Financial Statements included in this Form 10-Q, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 2 to our 2007 financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. During the nine months ended September 30, 2008, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies, except for the adoption of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” referred to as SFAS 157, on January 1, 2008.

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

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Therefore, the control deficiency that resulted in material errors in our preliminary income tax provision in our 2007 consolidated financial statements represented a material weakness in our internal control over financial reporting as of December 31, 2007.

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2008. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective as of September 30, 2008, due to the material weakness in our internal control over financial reporting as discussed above, in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to determine whether any changes occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended September 30, 2008. In March 2008, our management began to implement a process to review controls to ensure the accuracy and completeness of the provision for income taxes and related balances in the future.

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

Tax Matters:

In 2004, the Company received notice of a proposed reassessment from a foreign taxing authority relating to certain matters occurring from 1998 through 2001 regarding one of the Company’s subsidiaries. In September 2006, the Company received the formal notice of reassessment in the amount of $16.3 million including interest and penalties, converted as of September 30, 2008 ($14.6 million converted as of December 31, 2006), and in December 2006 the Company paid a deposit of $8.5 million including interest. The Company maintains a reserve that it believes is adequate to address its exposure to this matter and has contested the reassessment.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, referred to as the “2007 Form 10-K” in this filing and the Prospectus filed with the SEC pursuant to section 424(b)(3) on July 3, 2008, which could materially affect our business, financial condition or future results. The risk factors in our 2007 Form 10-K have not materially changed. The risks described in our 2007 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date: November 13, 2008	By:	/s/ Michael J. Barrist
Michael J. Barrist
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

Date: November 13, 2008	By:	/s/ John R. Schwab
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