Form 10-Q
period 2009-03-31
NCO Group, Inc.
filed 2009-05-15
CIK 1397772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number 333-158745; 333-150885

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

The number of shares outstanding of each of the issuer’s classes of common stock as of May 14, 2009 was: 2,936,885 shares of Class A common stock, $0.01 par value and 400,894 shares of Class L common stock, $0.01 par value.

NCO GROUP, INC.

Part I.  Financial Information

Item 1.  Financial Statements

NCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$41,063	$29,880
Accounts receivable, trade, net of allowance for doubtful accounts of $6,243 and $5,008, respectively	214,956	218,649
Purchased accounts receivable, current portion, net of allowance for impairment of $123,801 and $123,804, respectively	66,122	70,006
Deferred income taxes	34,233	34,216
Prepaid expenses and other current assets	50,437	66,595
Total current assets	406,811	419,346

Funds held on behalf of clients (note 7)

Property and equipment, net	134,996	138,272

Other assets:
Goodwill	561,779	564,617
Trade name, net of accumulated amortization	85,296	85,466
Customer relationships and other intangible assets, net of accumulated amortization	317,163	333,951
Purchased accounts receivable, net of current portion	110,992	115,653
Other assets	46,865	44,334
Total other assets	1,122,095	1,144,021
Total assets	$1,663,902	$1,701,639

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$26,951	$30,559
Income taxes payable	2,896	3,543
Accounts payable	15,222	18,026
Accrued expenses	121,125	128,474
Accrued compensation and related expenses	50,691	46,466
Deferred revenue, current portion	38,600	40,731
Total current liabilities	255,485	267,799

Funds held on behalf of clients (note 7)

Long-term liabilities:
Long-term debt, net of current portion	988,670	1,048,517
Deferred income taxes	68,069	67,365
Deferred revenue, net of current portion	5,840	5,404
Other long-term liabilities	27,257	28,765

Commitments and contingencies (note 13)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 7,500 shares authorized, 2,838 and 2,573 shares issued and outstanding, respectively	29	26
Class L common stock, par value $0.01 per share, 800 shares authorized, 401 shares issued and outstanding	4	4
Class A common stock, par value $0.01 per share, 4,500 shares authorized, 2,937 shares issued and outstanding	29	29
Additional paid-in capital	763,307	720,955
Accumulated other comprehensive loss	(12,574)	(10,007)
Accumulated deficit	(452,130)	(450,021)
Total NCO Group, Inc. stockholders’ equity	298,665	260,986
Noncontrolling interests	19,916	22,803
Total stockholders’ equity	318,581	283,789
Total liabilities and stockholders’ equity	$1,663,902	$1,701,639

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended
	March 31,
	2009	2008

Revenues:
Services	$376,114	$335,045
Portfolio	25,654	28,700
Portfolio sales	361	823
Total revenues	402,129	364,568

Operating costs and expenses:
Payroll and related expenses	205,765	196,419
Selling, general and administrative expenses	142,192	128,818
Depreciation and amortization expense	31,082	27,786
Restructuring charges	443	2,641
Total operating costs and expenses	379,482	355,664
Income from operations	22,647	8,904

Other income (expense):
Interest and investment income	342	280
Interest expense	(23,110)	(22,407)
Other (expense) income, net	(3,704)	418
Total other income (expense)	(26,472)	(21,709)
Loss before income taxes	(3,825)	(12,805)

Income tax benefit	(1,146)	(3,896)

Net loss	(2,679)	(8,909)

Less: Net (loss) income attributable to noncontrolling interests	(570)	327

Net loss attributable to NCO Group, Inc.	$(2,109)	$(9,236)

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands)

					Accumulated	Retained	Total
		Class L	Class A	Additional	Other	Earnings	NCO Group, Inc.		Total	Total
	Preferred	Common	Common	Paid-in	Comprehensive	(Accumulated	Stockholders’	Noncontrolling	Stockholders’	Comprehensive
	Stock	Stock	Stock	Capital	Income (Loss)	Deficit)	Equity	Interests	Equity	Income (Loss)

Balance, January 1, 2008	$14	$4	$18	$518,089	$2,835	$(112,915)	$408,045	$48,948	$456,993

Issuance of stock	9	—	10	219,702	—	—	219,721	—	219,721
Deemed dividend to JPM for SST acquisition	—	—	—	(17,500)			(17,500)	—	(17,500)
Preferred stock dividends	3	—	—	(3)	—	—	—	—	—
Stock-based compensation	—	—	1	667	—	—	668	—	668
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(12,242)	(12,242)
Investment in subsidiary by noncontrolling interests	—	—	—	—	—	—	—	2,436	2,436
Business combinations	—	—	—	—	—	—	—	1,911	1,911
Comprehensive income, net of tax:
Net loss	—	—	—	—	—	(337,106)	(337,106)	(18,250)	(355,356)	$(355,356)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(6,569)	—	(6,569)	—	(6,569)	(6,569)
Change in fair value of cash flow hedges, net of taxes of $7,880	—	—	—	—	(13,818)	—	(13,818)	—	(13,818)	(13,818)
Net gains on cash flow hedges reclassified into earnings, net of taxes of $4,302	—	—	—	—	7,545	—	7,545	—	7,545	7,545
Total comprehensive loss										$(368,198)

Balance, December 31, 2008	26	4	29	720,955	(10,007)	(450,021)	260,986	22,803	283,789

Issuance of stock	2	—	—	39,998	—	—	40,000	—	40,000
Deemed investment by JPM for SST purchase price adjustment	—	—	—	2,161			2,161	—	2,161
Preferred stock dividends	1	—	—	(1)	—	—	—	—	—
Stock-based compensation	—	—	—	194	—	—	194	—	194
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,317)	(2,317)
Comprehensive income, net of tax:
Net loss	—	—	—	—	—	(2,109)	(2,109)	(570)	(2,679)	$(2,679)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(3,157)	—	(3,157)	—	(3,157)	(3,157)
Change in fair value of cash flow hedges, net of taxes of $410	—	—	—	—	(719)	—	(719)	—	(719)	(719)
Net gains on cash flow hedges reclassified into earnings, net of taxes of $746	—	—	—	—	1,309	—	1,309	—	1,309	1,309
Total comprehensive loss										$(5,246)

Balance, March 31, 2009	$29	$4	$29	$763,307	$(12,574)	$(452,130)	$298,665	$19,916	$318,581

See accompanying notes.

NCO GROUP, INC

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(2,679)	$(8,909)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation and amortization	31,082	27,786
Amortization of deferred training asset	681	633
Provision for doubtful accounts	1,213	831
Impairment of purchased accounts receivable	33	6,165
Noncash interest	1,220	(2)
Net losses (gains) on derivative instruments	4,452	(395)
Gain on sale of purchased accounts receivable	(361)	(823)
Deferred income taxes	(1,066)	(17,820)
Other	199	758
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, trade	2,387	4,092
Other assets	17,059	8,905
Accounts payable and accrued expenses	(12,618)	10,990
Income taxes payable	(622)	(2,807)
Other long-term liabilities	(782)	246
Net cash provided by operating activities	40,198	29,650

Cash flows from investing activities:
Purchases of accounts receivable	(16,431)	(39,368)
Collections applied to principal of purchased accounts receivable	25,124	22,441
Proceeds from sales and resales of purchased accounts receivable	525	860
Purchases of property and equipment	(9,793)	(7,920)
Proceeds from bonds and notes receivable	149	290
Net cash paid for acquisitions and related costs	(32)	(323,598)
Net cash used in investing activities	(458)	(347,295)

Cash flows from financing activities:
Repayment of notes payable	(8,927)	(11,103)
Borrowings under notes payable	—	10,397
Net (repayments of) borrowings under revolving credit facility	(38,000)	14,000
Repayment of borrowings under senior term loan	(16,514)	(6,205)
Borrowings under senior term loan, net of fees	—	134,135
Payment of fees to obtain debt	(2,477)	(4,283)
Investment in subsidiary by noncontrolling interests	—	1,816
Return of investment in subsidiary to noncontrolling interests	(2,317)	(3,347)
Issuance of stock	40,000	210,000
Payment of deemed dividend to JPM	—	(12,157)
Net cash (used in) provided by financing activities	(28,235)	333,253

Effect of exchange rate on cash	(322)	(336)

Net increase in cash and cash equivalents	11,183	15,272

Cash and cash equivalents at beginning of the period	29,880	31,283

Cash and cash equivalents at end of the period	$41,063	$46,555

See accompanying notes.

NCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.              Nature of Operations:

NCO Group, Inc. is a holding company and conducts substantially all of its business operations through its subsidiaries (collectively, the “Company” or “NCO”). NCO is a leading global provider of business process outsourcing solutions, primarily focused on accounts receivable management (“ARM”) and customer relationship management (“CRM”). NCO provides services through over 100 offices throughout North America, Asia, Europe and Australia. The Company provides services to more than 14,000 active clients, including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, retail and commercial, education and government, utilities, education, technology and transportation/logistics services. These clients are primarily located throughout North America, Europe and Australia. The Company’s largest client is in the telecommunications sector and represented 9.1 percent of the Company’s consolidated revenue for the three months ended March 31, 2009. The Company also purchases and collects past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies, and other consumer-oriented companies.

The Company’s business consists of three operating divisions: ARM, CRM and Portfolio Management.

2.     Accounting Policies:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and all subsidiaries and entities controlled by the Company. All intercompany accounts and transactions have been eliminated.

On January 2, 2008, the Company acquired Systems & Services Technologies, Inc. (“SST”), a third-party consumer receivable servicer. Prior to the acquisition, SST was a wholly owned subsidiary of JPMorgan Chase & Co. (“JPM”). JPM also wholly owns One Equity Partners (“OEP”), which has had a controlling interest in the Company since November 15, 2006.

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) states that a “business combination” excludes transfers of net assets or exchanges of equity interests between entities under common control. SFAS 141 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (“as-if pooling-of-interests”) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Because the Company and SST were under common control at the time of the SST acquisition, the transfer of assets and liabilities of SST were accounted for at historical cost in a manner similar to a pooling of interests. For financial accounting purposes, the acquisition was viewed as a change in reporting entity and, as a result, required restatement of the Company’s financial statements for all periods subsequent to November 15, 2006, the date on which common control of the Company and SST by JPM commenced.

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

2.     Accounting Policies (continued):

Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2008 balance sheet was derived from the consolidated audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as otherwise disclosed herein) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company’s business, operating results for the three-month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other interim period.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”).

Deferred Revenue:

Deferred revenue primarily relates to prepaid fees for ARM collection and letter services for which revenue is recognized when the services are provided or the time period for which the Company is obligated to provide the services has expired. The following summarizes the change in the balance of deferred revenue (amounts in thousands):

Balance at December 31, 2008	$46,135
Additions	1,535
Revenue recognized	(3,225)
Foreign currency translation adjustment	(5)
Balance at March 31, 2009	$44,440

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Basis of Presentation:

Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”).  SFAS 160 amends the accounting and reporting standards for minority interests (now referred to as noncontrolling interests) in subsidiaries. Under SFAS 160, the Company now reports noncontrolling interest in subsidiaries as a separate component of equity, rather than as a liability. SFAS 160 is being applied prospectively, except for the presentation and disclosure requirements, which are applied retrospectively (note 10).

Reclassifications:

Certain amounts in the balance sheet as of December 31, 2008, and the statement of operations and statement of cash flows for the three months ended March 31, 2008 have been reclassified for comparative purposes.

3.     Restructuring Charges:

The Company has restructuring charges, primarily recorded in conjunction with the acquisitions of OSI and SST (note 4) and streamlining the cost structure of the Company’s legacy operations. These charges primarily related to the elimination of certain redundant facilities and severance costs. The Company currently expects to pay this remaining balance through 2013.

The following presents the activity in the accruals recorded for restructuring charges (amounts in thousands):

	Leases	Severance	Total
Balance at December 31, 2008	$6,682	$2,620	$9,302
Accruals	—	443	443
Cash payments	(1,199)	(1,329)	(2,528)
Balance at March 31, 2009	$5,483	$1,734	$7,217

4.     Business Combinations:

On February 29, 2008, the Company acquired OSI, a leading provider of business process outsourcing services, specializing primarily in accounts receivable management services, for $339.0 million in cash, subject to certain post-closing adjustments. The purchase price was financed in part by the issuance of 802,262 shares of the Company’s Series A 14% PIK Preferred Stock, 37,738 shares of Class L common stock and 1,012,262 shares of Class A common stock. The remainder of the purchase price was financed by borrowings of $139.0 million under the Company’s amended senior credit facility (note 9). The Company allocated $117.0 million of the purchase price to the customer relationships, $3.4 million to the trade names, $634,000 to the non-compete agreements, and recorded goodwill of $212.4 million, which is non-deductible for tax purposes, in the ARM segment. As a result of the acquisition of OSI, the Company expects to expand its current customer base and strengthen its relationships with certain existing customers, expand its portfolio base and reduce the cost of operations through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate.

The following is an allocation of the purchase price to the assets acquired and liabilities assumed (amounts in thousands):

Purchase price	$339,011
Transaction costs	7,585
Cash	(26,069)
Accounts receivable	(51,193)
Purchased accounts receivable	(4,153)
Customer relationships	(117,000)
Trade names	(3,400)
Non-compete agreements	(634)
Property and equipment	(18,292)
Other assets	(33,289)
Current net deferred tax assets	(9,569)
Long-term net deferred tax liabilities	14,971
Deferred revenue	44,809
Accrued expenses and other liabilities	54,296
Accrued restructuring costs	15,323

Goodwill	$212,396

4.     Business Combinations (continued):

In connection with the OSI acquisition, the Company recorded liabilities of $15.3 million for an exit plan the Company began to formulate prior to the acquisition date. These liabilities principally relate to facilities leases, severance and other costs. The following presents the activity in the accruals recorded for restructuring related expenses (amounts in thousands); the Company expects to pay the remaining balance through 2012:

	Leases	Severance	Total

Balance at December 31, 2008	$4,206	$1,199	$5,405
Cash payments	(705)	(673)	(1,378)
Balance at March 31, 2009	$3,501	$526	$4,027

The following summarizes the unaudited pro forma results of operations, assuming the OSI acquisition described above occurred as of the beginning of the period.  The unaudited pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities (amounts in thousands):

For the Three
Months Ended
March 31, 2008
Revenue	$435,953
Net loss attributable to NCO	(13,822)

On January 2, 2008, the Company acquired SST, a third-party consumer receivable servicer, from JPM for $18.4 million, including certain post-closing adjustments. The purchase price consisted of cash consideration of $11.3 million, $3.2 million of which was outstanding as of March 31, 2009, and the issuance of 29,884 shares of the Company’s Series A 14% PIK Preferred Stock. The remaining $3.2 million of the cash consideration was paid in May 2009. As described in note 2, since the Company and SST were under common control by JPM at the time of the SST acquisition, the transfer of assets and liabilities of SST were accounted for at historical cost in a manner similar to a pooling of interests. The cash consideration paid to JPM for SST and the return of $4.0 million of cash that was not acquired were treated as dividends to JPM.

5.      Fair Value Measurement:

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and financial liabilities. Among other things, SFAS 157 requires enhanced disclosures about assets and liabilities carried at fair value. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In connection with the evaluation of SFAS 157, the Company also evaluated the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). As of the January 1, 2008 effective date, the Company elected not to apply SFAS 159 to any of its existing eligible assets or liabilities; therefore there was no impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

5.      Fair Value Measurement (continued):

As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis (amounts in thousands):

	At Fair Value as of
	March 31, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Forward exchange contracts	$—	$479	$—	$479	$—	$923	$—	$923
Interest rate caps	—	—	—	—	—	1	—	1

Liabilities:
Interest rate swaps	—	12,253	—	12,253	—	13,180	—	13,180
Forward exchange contracts	—	10,874	—	10,874	—	11,360	—	11,360
Embedded derivatives	—	—	3,164	3,164	—	—	3,742	3,742

Net liabilities	$—	$22,648	$3,164	$25,812	$—	$23,616	$3,742	$27,358

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

The contingent payment provision embedded in the Company’s nonrecourse credit facility related to purchased accounts receivable are embedded derivatives. The Company values these embedded derivatives using similar current period purchased accounts receivable portfolio purchases’ underlying yields and cash flow changes.  Inputs used to value these embedded derivatives are considered Level 3 measurements since they are unobservable. Changes in the fair market value of the embedded derivatives are recorded in interest expense on the statement of operations.

The following summarizes the change in the fair value of the embedded derivatives (amounts in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Balance at beginning of period	$3,742	$9,647
Accrued interest additions	272	652
Interest payments	(575)	(914)
Change in fair value	(275)	(1,522)
Balance at end of period	$3,164	$7,863

For purposes of valuation adjustments to its interest rate swap derivative positions under SFAS 157, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and counterparties, its net exposures and remaining maturities in determining the appropriate fair value adjustment to record. For the three months ended March 31, 2009, the Company increased the interest rate swap liability by $753,000 resulting in a loss of $480,000, net of taxes, in accumulated other comprehensive income (loss) for these valuation adjustments. These valuation adjustments were not significant for the three months ended March 31, 2008.

6.     Purchased Accounts Receivable:

Portfolio Management and the U.K. and Australian divisions of ARM purchase defaulted consumer accounts receivable at a discount from the contractual principal balance. As of March 31, 2009, the carrying value of Portfolio Management’s and ARM’s purchased accounts receivable were $173.4 million and $3.7 million, respectively. The total outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $52.4 billion at March 31, 2009 and December 31, 2008.

The following summarizes the change in the carrying amount of the purchased accounts receivable (amounts in thousands):

	For the Three Months Ended March 31, 2009	For the Year Ended December 31, 2008

Balance at beginning of period	$185,659	$245,585
Purchases:
Cash purchases	16,431	126,547
Portfolios acquired in business combinations	—	3,630
Collections	(50,346)	(205,024)
Revenue recognized	25,222	115,699
Proceeds from portfolio sales and resales applied to carrying value	(164)	(1,755)
Allowance for impairment	(33)	(98,892)
Other	345	(131)

Balance at end of period	$177,114	$185,659

Purchased accounts receivables, current portion	$66,122	$70,006
Purchased accounts receivables, net of current portion	110,992	115,653
	$177,114	$185,659

In the ordinary course of purchasing portfolios of accounts receivable, Portfolio Management may sell accounts from an acquired portfolio shortly after they were purchased. The proceeds from these resales are essentially equal to, and applied against, the carrying value of the accounts. Therefore, there is no gain recorded on these resales. For the three months ended March 31, 2009 and 2008, there were no proceeds from portfolio resales.

Portfolio Management sells portfolios of accounts receivable based on a low probability of payment under the Company’s collection platform and other criteria. Proceeds from sales above the remaining carrying value are recorded as revenue. The following summarizes sales proceeds, carrying value and revenue recorded (amounts in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Proceeds from sales	$525	$860
Less carrying value	164	37
Portfolio sales revenue	$361	$823

6.     Purchased Accounts Receivable (continued):

The following presents the change in the allowance for impairment of purchased accounts receivable accounted for under SOP 03-3 (amounts in thousands):

	For the Three Months Ended March 31, 2009	For the Year Ended December 31, 2008

Balance at beginning of period	$123,804	$24,962
Additions	2,790	99,593
Recoveries	(2,757)	(701)
Other	(36)	(50)
Balance at end of period	$123,801	$123,804

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following presents the change in accretable yield (amounts in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Balance at beginning of period	$167,411	$366,584
Additions	19,300	50,785
Revenue recognition	(25,222)	(34,572)
Reclassifications to nonaccretable difference	(7,339)	(22,412)
Foreign currency translation adjustment	46	(148)
Balance at end of period	$154,196	$360,237

During the three months ended March 31, 2009 and 2008, the Company purchased accounts receivable with a cost of $16.4 million and $39.4 million, respectively, that had contractually required payments receivable at the date of acquisition of $1.2 billion and $1.4 billion, respectively, and expected cash flows at the date of acquisition of $35.7 million and $85.9 million, respectively.

7.     Funds Held on Behalf of Clients:

In the course of the Company’s subsidiaries’ regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $92.7 million and $77.1 million at March 31, 2009 and December 31, 2008, respectively, have been shown net of their offsetting liability for financial statement presentation.

8.     Goodwill and Other Intangible Assets:

SFAS No. 142, “Goodwill and Other Intangible Assets” requires goodwill to be allocated and tested at the reporting unit level. Goodwill is tested for impairment each year during the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No event occurred or circumstances changed since the last annual test that would more likely than not reduce the fair value of a reporting unit below its carrying value. However, if the Company continues to experience adverse effects of the challenging economic and business environment, including changes in financial projections, the Company may have to recognize an impairment of all or some portion of its goodwill.  The Company’s reporting units are ARM, CRM and Portfolio Management. The Company’s reporting units had the following goodwill (amounts in thousands):

	ARM	CRM	Total
Balance at December 31, 2008	$482,849	$81,768	$564,617
OSI acquisition	(1,358)	—	(1,358)
Other	(1,480)	—	(1,480)
Balance at March 31, 2009	$480,011	$81,768	$561,779

The decrease in ARM’s goodwill balance from December 31, 2008 to March 31, 2009, was primarily due to the finalization of the allocation of the fair market value of the acquired assets and liabilities related to the OSI acquisition.

Trade name includes the NCO trade name, which is an indefinite-lived intangible asset and therefore is not subject to amortization.  At March 31, 2009, the balance of the NCO trade name was $82.6 million.

In connection with the OSI acquisition, the Company allocated $3.4 million of the purchase price to the fair value of certain trade names acquired in the OSI acquisition, which are subject to amortization. At March 31, 2009, accumulated amortization of the OSI trade names was $737,000.

Other intangible assets subject to amortization consist of customer relationships and non-compete agreements. The following represents the other intangible assets subject to amortization (amounts in thousands):

	March 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$450,827	$135,978	$450,827	$119,409
Non-compete agreements	4,006	1,692	4,006	1,473
Total	$454,833	$137,670	$454,833	$120,882

The Company recorded amortization expense for all other intangible assets of $16.9 million and $13.9 million during the three months ended March 31, 2009 and 2008, respectively. The following represents the Company’s expected amortization expense from these other intangible assets over the next five years (amounts in thousands):

For the Years Ended December 31,	Estimated Amortization Expense

2009	$67,577
2010	66,437
2011	66,074
2012	61,895
2013	55,560

9.     Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2009	December 31, 2008

Senior term loan	$572,091	$588,605
Senior revolving credit facility	43,500	81,500
Senior subordinated notes	200,000	200,000
Senior notes	165,000	165,000
Nonrecourse credit facility	28,502	37,244
Capital leases	5,130	5,232
Other	1,398	1,495
Less current portion	(26,951)	(30,559)
	$988,670	$1,048,517

Senior Credit Facility:

The Company has a senior credit facility (“Credit Facility”) with a syndicate of financial institutions that consists of a term loan ($572.1 million outstanding at March 31, 2009) and a $100.0 million revolving credit facility. The Company is required to make quarterly principal repayments of $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. The Company is also required to make annual prepayments of 50 percent, 25 percent or zero percent of its excess annual cash flow, based on its leverage ratio. The revolving credit facility requires no minimum principal payments until its maturity in November 2011. The availability of the revolving credit facility is reduced by any unused letters of credit ($15.4 million at March 31, 2009). As of March 31, 2009, the Company had $41.1 million of remaining availability under the revolving credit facility.

On March 25, 2009, the Company amended the Credit Facility to, among other things: (i) adjust the financial covenants, including increasing maximum leverage ratios, decreasing minimum interest coverage ratios, and increasing maximum capital expenditure limitations; (ii) increase the margin applicable to Base Rate borrowings and LIBOR borrowings by 0.75 percent; (iii) create a minimum LIBOR of 2.50 percent; (iv) create a minimum Base Rate of LIBOR plus 1.00 percent; (v) increase the letter-of-credit subfacility to $30.0 million; (vi) permit the Company under certain circumstances to increase the size of its revolving credit facility by up to $50.0 million in the aggregate; and (vii) limit the Company’s ability to invest in purchased accounts receivable under certain circumstances.

Subsequent to the amendment, all borrowings bear interest at an annual rate equal to either, at the option of the Company, (i) the higher of the prime rate (3.25 percent at March 31, 2009), the federal funds rate (0.16 percent at March 31, 2009) plus 0.50 percent, or LIBOR plus 1.00 percent, plus a margin of 2.25 percent to 2.75 percent in the case of the revolving credit facility and 3.75 percent to 4.00 percent in the case of the term loan, based on the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined; or (ii) LIBOR (0.50 percent 30-day LIBOR at March 31, 2009) but in no event less than 2.50 percent plus a margin of 3.25 percent to 3.75 percent in the case of the revolving credit facility, and 4.75 percent to 5.00 percent in the case of the term loan, based on the Company’s funded debt to EBITDA ratio, as defined. The Company is charged a quarterly commitment fee on the unused portion of the revolving credit facility at an annual rate of 0.50 percent. The effective interest rate on the Credit Facility was approximately 7.03 percent and 8.13 percent for the three months ended March 31, 2009 and 2008, respectively. The Credit Facility also requires that the Company obtain interest rate protection for a period of three years in a notional amount not to be less than 50 percent of the aggregate principal amount of the term loan facility.

9.     Long-Term Debt (continued):

Senior Credit Facility (continued):

Borrowings under the Credit Facility are collateralized by substantially all of the Company’s assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, investments in purchased accounts receivable, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. The Company was in compliance with all required financial covenants and was not aware of any events of default as of March 31, 2009.

Senior Notes and Senior Subordinated Notes:

The Company has $165.0 million of floating rate senior notes due 2013 (“Senior Notes”) and $200.0 million of 11.875 percent senior subordinated notes due 2014 (“Senior Subordinated Notes”) (collectively, “the Notes”). The Notes are guaranteed, jointly and severally, on a senior basis with respect to the Senior Notes and on a senior subordinated basis with respect to the Senior Subordinated Notes, in each case by all of the Company’s existing and future domestic restricted subsidiaries (other than certain subsidiaries and joint ventures engaged in financing the purchase of delinquent accounts receivable portfolios and certain immaterial subsidiaries).

The Senior Notes are senior unsecured obligations and are senior in right of payment to all existing and future senior subordinated indebtedness, including the Senior Subordinated Notes, and all future subordinated indebtedness. The Senior Notes bear interest at an annual rate equal to LIBOR plus 4.875 percent, reset quarterly. The effective interest rate of the Senior Notes was approximately 6.60 percent and 8.85 percent for the three months ended March 31, 2009 and 2008, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time at varying redemption prices depending on the redemption date, plus accrued and unpaid interest.

The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Notes and borrowings under the Credit Facility. The Company may redeem the Senior Subordinated Notes, in whole or in part, at any time on or after November 15, 2010 at varying redemption prices depending on the redemption date, plus accrued and unpaid interest. The Company also may redeem some or all of the Senior Subordinated Notes at any time prior to November 15, 2010, at a redemption price equal to 100 percent of the principal amount of the respective Notes to be redeemed, plus accrued and unpaid interest and an additional premium. Finally, subject to certain conditions, the Company may redeem up to 35 percent of the aggregate principal amount of the Senior Subordinated Notes at any time prior to November 15, 2009 with the net proceeds of a sale of its capital stock at a redemption price equal to 100 percent of the principal amount of the respective Notes to be redeemed, plus accrued and unpaid interest and an additional premium.

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

9.     Long-Term Debt (continued):

Nonrecourse Credit Facility:

The Company has a nonrecourse credit facility and an exclusivity agreement (collectively the “Nonrecourse Agreement”) that provides that all purchases of accounts receivable by the Company with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender will finance non-equity borrowings with floating interest at an annual rate equal to LIBOR (0.50 percent 30-day LIBOR at March 31, 2009) plus 2.50 percent, or as negotiated. These borrowings are nonrecourse to the Company and are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and the initial investment by the Company, including interest. Residual cash flow payments are accrued for as embedded derivatives under FAS 133. The Company may terminate the exclusivity agreement for a cost of $250,000 for each month remaining under the term of the agreement.

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

Total debt outstanding under this facility was $28.5 million and $37.2 million as of March 31, 2009 and December 31, 2008, respectively, which included $3.2 million and $3.7 million, respectively, of accrued residual interest. The effective interest rate on these loans, including the residual interest component, was approximately 9.1 percent and 10.5 percent for the three months ended March 31, 2009 and 2008, respectively. The nonrecourse credit facility contains certain covenants such as meeting minimum cumulative collection targets. As of March 31, 2009, the Company was in compliance with all required covenants.

The exclusivity agreement to the Nonrecourse Agreement expires on June 30, 2009. The Company has begun to discuss future lending facilities for the purchases of accounts receivable with its existing lender and other third-party lenders. If the Company is unable to enter into a new nonrecourse credit facility, the Company may have to use available cash or borrowings under its revolving credit facility to fund purchases of accounts receivable.

10.  Stockholders’ Equity:

Preferred Stock and Common Stock:

The Company is authorized to issue three classes of capital stock: Preferred Stock, par value $0.01 per share, Class L Common Stock, par value $0.01 per share (“Class L”) and Class A common stock, par value $0.01 per share (“Class A”). Shares of Class L, Class A and three series of Preferred Stock; Series A 14 percent PIK Preferred Stock (“Series A”), Series B-1 19 percent PIK Preferred Stock (“Series B-1”), and Series B-2 19 percent Preferred Stock (“Series B-2”), are issued and outstanding.

Series A is entitled to a quarterly “paid-in-kind” dividend at an annual rate of 14 percent and Series B-1 is entitled to a quarterly “paid-in-kind” dividend at an annual rate of 19 percent. On February 28, 2009 and 2008, 87,211 shares and 49,108 shares, respectively, of Series A were issued for the Series A “paid-in-kind” dividends and on February 28, 2009, 1,713 shares of Series B-1 were issued for the Series B-1 “paid in-kind” dividends.

In February 2009, the Company issued 7,400 shares of Series A Preferred Stock to JPM as additional consideration for the acquisition of SST (note 4).

10.  Stockholders’ Equity (continued):

Preferred Stock and Common Stock (continued):

On March 25, 2009, in connection with the amendment of the Company’s Credit Facility (note 9), the Company sold 147,447.3 shares of its Series B-1 Preferred Stock and 20,973.7 shares of its Series B-2 Preferred Stock to One Equity Partners, Michael J. Barrist and certain members of executive management, and other co-investors for an aggregate purchase price of $40.0 million. The proceeds were used to pay down $15.0 million of term loan borrowings, and the remainder, net of expenses, of $22.5 million was used to repay borrowings under the revolving credit facility.

Noncontrolling Interests:

Prior year amounts related to noncontrolling interests have been reclassified to conform to the current year presentation as required by SFAS 160. Net income (loss) attributable to noncontrolling interests is shown separately from net income (loss) in the consolidated statements of operations. This reclassification has no effect on the Company’s previously reported financial position or results of operations. Refer to note 2 for additional information on the adoption of SFAS 160.

In accordance with the provisions of SFAS 160, losses are attributed to noncontrolling interests even if they exceed the noncontrolling interests’ equity. If the Company had not applied the provisions of the SFAS 160, net income attributable to NCO would have been $501,000 lower for the three months ended March 31, 2009.

11.  Derivative Financial Instruments:

The Company enters into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These contracts may be designated as cash flow hedges. The Company had forward exchange contracts for the purchase of 612.8 million Philippine pesos and 93.0 million Canadian dollars outstanding at March 31, 2009, which mature throughout the remainder of 2009.

The Company has interest rate swap agreements to minimize the impact of LIBOR fluctuations on interest payments on the Company’s floating rate debt. The interest rate swaps may be designated as cash flow hedges. The interest rate swaps cover an aggregate notional amount of $348.9 million. The Company is required to pay the counterparties quarterly interest payments at a weighted average fixed rate ranging from 3.41 to 4.89 percent, and receives from the counterparties variable quarterly interest payments based on LIBOR. The net interest paid or received is included in interest expense. On March 25, 2009, the Company amended its senior credit facility, which amendment included a minimum LIBOR of 2.50 percent (note 9). This amendment caused the existing interest rate swaps to become ineffective and, as of March 25, 2009, these interest rate swaps were not accounted for as cash flow hedges. Accordingly, future changes in the fair market value of these interest rate swaps will be recorded in interest expense.

The Company’s nonrecourse credit facility relating to purchased accounts receivable contains contingent payments that are accounted for as embedded derivatives.

The Company enters into interest rate cap contracts to minimize the impact of LIBOR fluctuations on transactions and cash flows. The Company had interest rate caps covering an aggregate notional amount of $57.0 million at March 31, 2009, with a weighted average LIBOR cap rate of 6.00 percent.

11.  Derivative Financial Instruments (continued):

The following summarizes the fair value of the Company’s derivatives (amounts in thousands):

	March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Liability derivatives
Interest rate swap agreements			Accrued expenses	$13,180
Total derivatives designated as hedges				$13,180

Derivatives not designated as hedges:
Asset derivatives
Forward exchange contracts	Other current assets	$479	Other current assets	$923
Interest rate caps	Other current assets	—	Other current assets	1
Total asset derivatives not designated as hedges		$479		$924

Liability derivatives
Interest rate swap agreements	Accrued expenses	$12,253
Forward exchange contracts	Accrued expenses	10,874	Accrued expenses	$11,360
Embedded derivatives	Long-term debt	3,164	Long-term debt	3,742
Total liability derivatives not designated as hedges		$26,291		$15,102

The following tables summarize the effect of derivatives on the Company (amounts in thousands):

		For the Three Months Ended March 31,
		2009		2008
	Location of Gain (Loss) Reclassified into Earnings	Amount of Gain (Loss) Recognized in OCI (net of taxes)	Amount of Gain (Loss) Reclassified into Earnings	Amount of Gain (Loss) Recognized in OCI (net of taxes)	Amount of Gain (Loss) Reclassified into Earnings
Derivatives designated as hedges:
Interest rate swap agreements (prior to de-designation as hedges on March 25, 2009)	Interest expense	$(719)	$(2,056)	$(5,694)	$(335)
Forward exchange contracts	Payroll and related expenses and selling, general and admin. expenses	—	—	(1,667)	26
Total derivatives designated as hedges		$(719)	$(2,056)	$(7,361)	$(309)

		For the Three Months Ended March 31,
		2009	2008
		Amount of Gain	Amount of Gain
	Location of Gain (Loss)	(Loss) Recognized	(Loss) Recognized
	Recognized in Earnings	in Earnings	in Earnings
Derivatives not designated as hedges:
Forward exchange contracts	Other income (expense)	$(3,423)	$—
Embedded derivatives	Interest expense	(275)	(1,522)
Interest rate caps	Other income (expense)	(23)	59
Total derivatives not designated as hedges		$(3,721)	$(1,463)

12.  Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Noncash investing and financing activities:
Fair value of assets acquired	$—	$154,114
Liabilities assumed from acquisitions	—	154,588
Issuance of stock to JPM	1,758	—
Adjustments to acquired assets and liabilities	1,378	—

13.  Commitments and Contingencies:

Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications companies, a foreign labor subcontractor in India and other vendors that require minimum purchase commitments. These agreements expire between 2009 and 2011. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

2009	$33,439
2010	29,898
2011	15,156
$78,493

The Company incurred $16.5 million and $16.1 million of expense in connection with these purchase commitments for the three months ended March 31, 2009 and 2008, respectively.

Forward-Flow Agreements:

The Company has several fixed price agreements, or forward-flows, that obligate the Company to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. The forward flow agreements expire between May 2009 and August 2012, and the terms of the agreements vary; some may be terminated by the seller with either 30, 60 or 90 day written notice. The following represents the future forward-flow commitments by year (amounts in thousands):

2009	$31,860
2010	12,525
2011	2,980
2012	1,060
$48,425

Litigation and Investigations:

The Company is party, from time to time, to various legal proceedings, regulatory investigations and tax examinations incidental to its business. The Company continually monitors these legal proceedings, regulatory investigations and tax examinations to determine the impact and any required accruals.

13.  Commitments and Contingencies (continued):

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

Tax Matters:

In 2004, the Company received notice of a proposed reassessment from a foreign taxing authority relating to certain matters occurring from 1998 through 2001 regarding one of its subsidiaries. In September 2006, the Company received the formal notice of reassessment in the amount of $13.5 million including interest and penalties, converted as of March 31, 2009 ($14.6 million converted as of December 31, 2006), and in December 2006 the Company paid a deposit of $8.5 million. The Company maintains a reserve and believes it is adequate to address its exposure to this matter.

The Company is under audit by the State of Texas for alleged improper collection of state sales tax on collection services. Under Texas law, both client and debtor need to be within the state to create a taxable transaction. The State of Texas issued an initial assessment, which was subsequently reduced to approximately $3.5 million after working with its clients, and was paid in March 2008.

Attorneys General:

From time to time, the Company receives subpoenas or other similar information requests from various states’ Attorneys General, requesting information relating to the Company’s debt collection practices in such states. The Company responds to such inquires or investigations and provides certain information to the respective Attorneys General offices. The Company believes it is in compliance with the laws of the states in which it does business relating to debt collection practices in all material respects. However, no assurance can be given that any such inquiries or investigations will not result in a formal investigation or an enforcement action. Any such enforcement actions could result in fines as well as the suspension or termination of the Company’s ability to conduct business in such states.

Other:

The Company is involved in other legal proceedings, regulatory investigations and tax examinations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings, regulatory investigations or tax examinations will have a materially adverse effect on the financial condition or results of operations of the Company.

14.  Segment Reporting:

As of March 31, 2009, the Company’s business consisted of three operating divisions: ARM, CRM and Portfolio Management. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies.”

ARM provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM serves clients of all sizes in local, regional and national markets in North America, Europe and Australia through offices in North America, Asia, Europe and Australia. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. ARM had total assets, net of any intercompany balances, of $1.2 billion at March 31, 2009 and December 31, 2008. ARM also provides accounts receivable management services to Portfolio Management. ARM recorded revenue of $17.7 million and $22.9 million for intercompany services to Portfolio Management for the three months ended March 31, 2009 and 2008, respectively.

The CRM division provides customer relationship management services to clients in North America through offices in North America and Asia. CRM had total assets, net of any intercompany balances, of $271.6 million and $283.3 million at March 31, 2009 and December 31, 2008, respectively. CRM also provides certain services to ARM. CRM recorded revenue of $964,000 and $197,000 for intercompany services to ARM for the three months ended March 31, 2009 and 2008, respectively.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies and other consumer oriented companies. Portfolio Management had total assets, net of any intercompany balances, of $190.0 million and $197.9 million at March 31, 2009 and December 31, 2008, respectively.

The following tables represent the revenue, payroll and related expenses, selling, general, and administrative expenses, restructuring charges and income from operations before depreciation and amortization for each segment:

	For the Three Months Ended March 31, 2009
	(amounts in thousands)
			Portfolio
	ARM	CRM	Management	Eliminations	Total
Revenue	$311,281	$89,094	$20,389	$(18,635)	$402,129
Payroll and related expenses	143,763	61,478	1,488	(964)	205,765
Selling, general and admin. expenses	125,641	15,997	18,225	(17,671)	142,192
Restructuring charges	239	178	26	—	443
Income from operations before depreciation and amortization	$41,638	$11,441	$650	$—	$53,729
Purchases of property and equipment	$5,483	$4,310	$—	$—	$9,793

14.  Segment Reporting (continued):

	For the Three Months Ended March 31, 2008
	(amounts in thousands)
			Portfolio
	ARM	CRM	Management	Eliminations	Total
Revenue	$273,191	$85,749	$28,700	$(23,072)	$364,568
Payroll and related expenses	130,342	64,181	2,093	(197)	196,419
Selling, general and admin. expenses	113,004	15,033	23,656	(22,875)	128,818
Restructuring charges	2,524	117	—	—	2,641
Income from operations before depreciation and amortization	$27,321	$6,418	$2,951	$—	$36,690
Purchases of property and equipment	$4,037	$3,883	$—	$—	$7,920

15.  Related Party Transactions:

The Company has agreed to pay OEP a management fee of $3.0 million per year, plus reimbursement of expenses, for management, advice and related services. During the three months ended March 31, 2009, the Company incurred $750,000, relating to such management fees, which were included in selling, general and administrative expenses.

OEP is managed by OEP Holding Corporation, a wholly owned indirect subsidiary of JPM, and JPM is a client of the Company. For the three months ended March 31, 2009 and 2008, the Company received fees for providing services to JPM of $3.4 million and $2.8 million, respectively. At March 31, 2009 and December 31, 2008, the Company had accounts receivable of $2,100 and $9,000, respectively, due from JPM. Additionally, affiliates of Citigroup are investors of the Company, and Citigroup is a client of the Company. For the three months ended March 31, 2009 and 2008, the Company received fees for providing services to Citigroup of $15.4 million and $9.6 million, respectively. At March 31, 2009 and December 31, 2008, the Company had accounts receivable of $2.6 million and $3.3 million, respectively, due from Citigroup.

On January 2, 2008, the Company acquired SST, a third-party consumer receivable servicer. Prior to the acquisition, SST was a wholly owned subsidiary JPM. JPM also wholly owns OEP, which has had a controlling interest in the Company since November 15, 2006 (note 4).

The Company has certain corporate banking relationships with affiliates of JPM and is charged market rates for these services.

16.  Recently Issued and Proposed Accounting Pronouncements:

FASB Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces FASB SFAS No. 141, “Business Combinations” (“SFAS 141”). While SFAS 141(R) retains the fundamental requirements of SFAS 141 to use the purchase method for acquisitions, it broadens the scope to apply this method to all transactions in which one entity obtains control over one or more other businesses. Among other things, SFAS 141(R) requires that acquired businesses be recognized at their fair values at the date of acquisition, acquisition-related costs to be recognized separately from the acquisition, contingent assets and liabilities to be recognized at fair value at the date of acquisition and restructuring costs of the acquirer to be recognized separately from the acquisition. The Company adopted SFAS 141 (R) on January 1, 2009 and it did not have a material impact on its financial condition or results of operations.

16.  Recently Issued and Proposed Accounting Pronouncements (continued):

FASB Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires enhanced disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. The Company adopted SFAS 161 on January 1, 2009 and included the required disclosures in note 11.

FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets”:

In April 2008, the FASB issued Staff Position 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The Company adopted FSP 142-3 on January 1, 2009 and it did not have a material impact on its financial condition or results of operations.

FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”:

In April 2009, the FASB issued Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP 157-4”). FSP 157-4 provides additional guidance for determining fair value in accordance with SFAS 157, emphasizing that even if the volume and level of activity for the asset or liability have significantly decreased, the fair value measurement remains the same. FSP 157-4 also provides guidance for identifying circumstances which indicate that a transaction is not orderly.  FSP 157-4 is effective for the Company for the interim reporting period ended June 30, 2009, and it is not expected to have a material impact on its financial condition or results of operations.

FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”:

In April 2009, the FASB issued Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP 115-2”). FSP 115-2 amends the other-than-temporary impairment guidance for debt securities by changing the method of determining when impairment exists and the amount of an impairment charge recorded in earnings.  FSP 115-2 is effective for the Company for the interim reporting period ended June 30, 2009, and it is not expected to have a material impact on its financial condition or results of operations.

FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”:

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”,” (“FSP 107-1”). FSP 107-1 requires disclosures about fair value of financial instruments for interim reporting periods of publically traded companies, as is currently required in annual financial statements.  FSP 107-1 is effective for the Company for the interim reporting period ended June 30, 2009, and it is not expected to have a material impact on its financial condition or results of operations.

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

17.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

March 31, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$21,161	$19,902	$—	$41,063
Accounts receivable, trade, net of allowance for doubtful accounts	—	196,982	17,974	—	214,956
Purchased accounts receivable, current portion	—	25,862	40,260	—	66,122
Deferred income taxes	4,058	29,926	249	—	34,233
Prepaid expenses and other current assets	1,598	37,507	11,332	—	50,437
Total current assets	5,656	311,438	89,717	—	406,811

Property and equipment, net	—	99,727	35,269	—	134,996

Other assets:
Goodwill	—	498,912	62,867	—	561,779
Trade name, net of accumulated amortization	—	82,449	2,847	—	85,296
Customer relationships and other intangible assets, net of accumulated amortization	—	293,996	23,167	—	317,163
Purchased accounts receivable, net of current portion	—	50,290	60,702	—	110,992
Investment in subsidiaries	768,354	17,980	—	(786,334)	—
Other assets	15,254	54,432	(22,821)	—	46,865
Total other assets	783,608	998,059	126,762	(786,334)	1,122,095
Total assets	$789,264	$1,409,224	$251,748	$(786,334)	$1,663,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$6,054	$578	$20,319	$—	$26,951
Intercompany (receivable) loan	(74,679)	(31,807)	106,486	—	—
Income taxes payable	—	—	2,896	—	2,896
Accounts payable	750	13,559	913	—	15,222
Accrued expenses	37,659	75,498	7,968	—	121,125
Accrued compensation and related expenses	—	38,901	11,790	—	50,691
Deferred revenue, current portion	—	38,260	340	—	38,600
Total current liabilities	(30,216)	134,989	150,712	—	255,485

Long-term liabilities:
Long-term debt, net of current portion	590,133	389,767	8,770	—	988,670
Deferred income taxes	(70,660)	131,972	6,757	—	68,069
Deferred revenue, net of current portion	—	5,781	59	—	5,840
Other long-term liabilities	1,342	16,932	8,983	—	27,257

Stockholders’ equity:
Total NCO Group, Inc. stockholders’ equity	298,665	729,783	56,551	(786,334)	298,665
Noncontrolling interests	—	—	19,916	—	19,916
Total stockholders’ equity	298,665	729,783	76,467	(786,334)	318,581
Total liabilities and stockholders’ equity	$789,264	$1,409,224	$251,748	$(786,334)	$1,663,902

17.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

December 31, 2008

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$15,334	$14,546	$—	$29,880
Accounts receivable, trade, net of allowance for doubtful accounts	—	210,520	8,129	—	218,649
Purchased accounts receivable, current portion	—	19,191	50,815	—	70,006
Deferred income taxes	4,057	29,908	251	—	34,216
Prepaid expenses and other current assets	2,027	51,082	13,486	—	66,595
Total current assets	6,084	326,035	87,227	—	419,346

Property and equipment, net	—	101,453	36,819	—	138,272

Other assets:
Goodwill	—	500,272	64,345	—	564,617
Trade name, net of accumulated amortization	—	82,619	2,847	—	85,466
Customer relationships and other intangible assets, net of accumulated amortization	—	311,056	22,895	—	333,951
Purchased accounts receivable, net of current portion	—	46,401	69,252	—	115,653
Investment in subsidiaries	828,883	24,771	—	(853,654)	—
Other assets	15,002	51,715	(22,383)	—	44,334
Total other assets	843,885	1,016,834	136,956	(853,654)	1,144,021
Total assets	$849,969	$1,444,322	$261,002	$(853,654)	$1,701,639

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$6,054	$594	$23,911	$—	$30,559
Intercompany (receivable) loan	(30,025)	10,812	98,188	(78,975)	—
Income taxes payable	—	—	3,543	—	3,543
Accounts payable	—	26,927	(8,901)	—	18,026
Accrued expenses	30,440	89,444	8,590	—	128,474
Accrued compensation and related expenses	—	34,173	12,293	—	46,466
Deferred revenue, current portion	—	40,392	339	—	40,731
Total current liabilities	6,469	202,342	137,963	(78,975)	267,799

Long-term liabilities:
Long-term debt, net of current portion	644,646	389,902	13,969	—	1,048,517
Deferred income taxes	(63,432)	119,135	11,662	—	67,365
Deferred revenue, net of current portion	—	5,349	55	—	5,404
Other long-term liabilities	1,300	16,863	10,602	—	28,765

Stockholders’ equity:
Total NCO Group, Inc. stockholders’ equity	260,986	710,731	63,948	(774,679)	260,986
Noncontrolling interests	—	—	22,803	—	22,803
Total stockholders’ equity	260,986	710,731	86,751	(774,679)	283,789
Total liabilities and stockholders’ equity	$849,969	$1,444,322	$261,002	$(853,654)	$1,701,639

17.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended March 31, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$387,412	$60,604	$(71,902)	$376,114
Portfolio	—	11,640	14,014	—	25,654
Portfolio sales	—	83	278	—	361
Total revenues	—	399,135	74,896	(71,902)	402,129

Operating costs and expenses:
Payroll and related expenses	5	211,332	45,522	(51,094)	205,765
Selling, general and administrative expenses	1,084	133,686	28,230	(20,808)	142,192
Depreciation and amortization expense	—	23,843	7,239	—	31,082
Restructuring charges	—	226	217	—	443
Total operating costs and expenses	1,089	369,087	81,208	(71,902)	379,482
(Loss) income from operations	(1,089)	30,048	(6,312)	—	22,647

Other income (expense):
Interest and investment income	(3,401)	3,766	(23)	—	342
Interest expense	(15,956)	(6,851)	(303)	—	(23,110)
Interest (expense) income to affiliate	(666)	2,040	(1,374)	—	—
Subsidiary income (loss)	10,995	(4,572)	—	(6,423)	—
Other income (expense), net	—	(3,704)	—	—	(3,704)
	(9,028)	(9,321)	(1,700)	(6,423)	(26,472)
(Loss) income before income taxes	(10,117)	20,727	(8,012)	(6,423)	(3,825)

Income tax (benefit) expense	(8,008)	9,002	(2,140)	—	(1,146)

Net (loss) income	(2,109)	11,725	(5,872)	(6,423)	(2,679)

Less: Net income (loss) attributable to noncontrolling interests	—	—	(570)	—	(570)

Net (loss) income attributable to NCO Group, Inc.	$(2,109)	$11,725	$(5,302)	$(6,423)	$(2,109)

17.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended March 31, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$336,596	$85,563	$(87,114)	$335,045
Portfolio	—	8,942	19,758	—	28,700
Portfolio sales	—	158	665	—	823
Total revenues	—	345,696	105,986	(87,114)	364,568

Operating costs and expenses:
Payroll and related expenses	4	199,511	59,438	(62,534)	196,419
Selling, general and administrative expenses	1,086	114,960	37,352	(24,580)	128,818
Depreciation and amortization expense	—	20,436	7,350	—	27,786
Restructuring charges	—	1,932	709	—	2,641
Total operating costs and expenses	1,090	336,839	104,849	(87,114)	355,664
(Loss) income from operations	(1,090)	8,857	1,137	—	8,904

Other income (expense):
Interest and investment income	(94)	295	79	—	280
Interest expense	(16,232)	(6,097)	(78)	—	(22,407)
Interest (expense) income to affiliate	(886)	2,497	(1,611)	—	—
Subsidiary income (loss)	2,167	(628)	—	(1,539)	—
Other income (expense), net	—	418	—	—	418
	(15,045)	(3,515)	(1,610)	(1,539)	(21,709)
(Loss) income before income taxes	(16,135)	5,342	(473)	(1,539)	(12,805)

Income tax (benefit) expense	(6,899)	2,982	21	—	(3,896)

Net (loss) income	(9,236)	2,360	(494)	(1,539)	(8,909)

Less: Net income attributable to noncontrolling interests	—	—	327	—	327

Net (loss) income attributable to NCO Group, Inc.	$(9,236)	$2,360	$(821)	$(1,539)	$(9,236)

17.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(4,083)	$53,011	$(8,730)	$40,198

Cash flows from investing activities:
Purchases of accounts receivable	—	(14,967)	(1,464)	(16,431)
Collections applied to principal of purchased accounts receivable	—	4,413	20,711	25,124
Proceeds from sales and resales of purchased accounts receivable	—	124	401	525
Purchases of property and equipment	—	(6,186)	(3,607)	(9,793)
Proceeds from bonds and notes receivable	—	149	—	149
Net cash paid for acquisitions and related costs	—	(29)	(3)	(32)
Net cash provided by (used) in investing activities	—	(16,496)	16,038	(458)

Cash flows from financing activities:
Repayment of notes payable	—	(86)	(8,841)	(8,927)
Borrowings under notes payable	—	—	—	—
Net repayments of revolving credit facility	(38,000)	—	—	(38,000)
Repayment of borrowings under senior term loan	(15,000)	(1,514)	—	(16,514)
Borrowings under (repayments of) intercompany notes payable	19,560	(29,088)	9,528	—
Payment of fees to obtain debt	(2,477)	—	—	(2,477)
Return of investment in subsidiary to noncontrolling interests	—	—	(2,317)	(2,317)
Issuance of stock	40,000	—	—	40,000
Net cash provided by (used in) financing activities	4,083	(30,688)	(1,630)	(28,235)

Effect of exchange rate on cash	—	—	(322)	(322)

Net increase in cash and cash equivalents	—	5,827	5,356	11,183

Cash and cash equivalents at beginning of the period	—	15,334	14,546	29,880

Cash and cash equivalents at end of the period	$—	$21,161	$19,902	$41,063

17.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(19,469)	$46,889	$2,230	$29,650

Cash flows from investing activities:
Purchases of accounts receivable	—	(10,369)	(28,999)	(39,368)
Collections applied to principal of purchased accounts receivable	—	(1,279)	23,720	22,441
Proceeds from sales and resales of purchased accounts receivable	—	165	695	860
Purchases of property and equipment	—	(10,510)	2,590	(7,920)
Proceeds from bonds and notes receivable	—	290	—	290
Net cash paid for acquisitions and related costs	—	(323,880)	282	(323,598)
Net cash used in investing activities	—	(345,583)	(1,712)	(347,295)

Cash flows from financing activities:
Repayment of notes payable	—	(9)	(11,094)	(11,103)
Borrowings under notes payable	—	—	10,397	10,397
Net borrowings under revolving credit facility	14,000	—	—	14,000
Repayment of borrowings under senior term loan	—	(6,205)	—	(6,205)
Borrowings under senior term loan, net of fees	—	134,135	—	134,135
Borrowings under (repayments of) intercompany notes payable	(192,025)	183,919	8,106	—
Payment of fees to obtain debt	—	(4,283)	—	(4,283)
Investment in subsidiary by noncontrolling interests	—		1,816	1,816
Return of investment in subsidiary to noncontrolling interests	—	—	(3,347)	(3,347)
Issuance of stock	210,000	—	—	210,000
Payment of deemed dividend to JPM	(12,157)	—	—	(12,157)
Net cash provided by financing activities	19,818	307,557	5,878	333,253

Effect of exchange rate on cash	(349)	—	13	(336)

Net increase in cash and cash equivalents	—	8,863	6,409	15,272

Cash and cash equivalents at beginning of the period	—	17,755	13,528	31,283

Cash and cash equivalents at end of the period	$—	$26,618	$19,937	$46,555

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to:

•                  the Company’s expected future results of operations;

•                  economic conditions;

•                  the Company’s business and growth strategy;

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements. These statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of the Company’s future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include:

•                  risks related to the instability in the financial markets;

•                  risks related to adverse capital and credit market conditions;

•                  the ability of governmental and regulatory bodies to stabilize the financial markets;

•                  risks related to the domestic and international economies;

•                  risks related to derivative transactions;

•                  risks related to the Company’s ability to grow internally;

•                  risks related to the Company’s ability to compete;

•                  risks related to the Company’s substantial indebtedness and its ability to service such debt;

•                  risks related to the Company’s ability to meet liquidity needs;

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

•                  the Company’s dependence on senior management;

•                  risks related to security and privacy breaches;

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

•                  risks related to the possible loss of key clients; and

•                  risks related to changes in government regulations affecting the teleservices and telecommunications industries.

The Company can give no assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. The Company disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise. For additional information concerning the risks that affect us, see “Part II. Other Information - Item 1A. Risk Factors” of this Report on Form 10-Q.

Overview

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

Our operating costs consist principally of payroll and related costs; selling, general and administrative costs; and depreciation and amortization. Payroll and related expenses consist of wages and salaries, commissions, bonuses, and benefits for all of our employees, including management and administrative personnel. Selling, general and administrative expenses include telephone, postage and mailing costs, outside collection attorneys and other third-party collection services providers, and other collection costs, as well as expenses that directly support operations, including facility costs, equipment maintenance, sales and marketing, data processing, professional fees, and other management costs. Our payroll and related expenses may increase or decrease due to changes in the value of the U.S. dollar against the Canadian dollar and the Philippine peso.

Changes to the economic conditions in the U.S., either positive or negative, could have a significant impact on our business, including, but not limited to:

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

We have grown rapidly, through both acquisitions as well as internal growth. On January 2, 2008, we acquired Systems & Services Technologies, Inc., referred to as SST, a third-party consumer receivable servicer, for $18.4 million. On February 29, 2008, we acquired Outsourcing Solutions Inc., referred to as OSI, a leading provider of business process outsourcing services, specializing primarily in accounts receivable management services, for $339.0 million.

Prior to the acquisition of SST, on January 2, 2008, SST was a wholly owned subsidiary of JPMorgan Chase & Co., referred to as JPM. JPM also wholly owns One Equity Partners, referred to as OEP, which has had a controlling interest in us since November 15, 2006. Financial Accounting Standards Board, referred to as FASB, Statement of Financial Accounting Standards No. 141, “Business Combinations,” referred to as SFAS 141, states that a “business combination” excludes transfers of net assets or exchanges of equity interests between entities under common control. SFAS 141 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (“as-if pooling-of-interests”) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Because NCO and SST were under common control at the time of the SST acquisition, the transfer of assets and liabilities of SST was accounted for at historical cost in a manner similar to a pooling of interests.

We operate our business in three segments: ARM, CRM and Portfolio Management.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue.  Revenue increased $37.6 million, or 10.3 percent, to $402.1 million for the three months ended March 31, 2009, from $364.5 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, ARM, CRM, Portfolio Management accounted for $311.3 million, $89.1 million and $20.4 million of revenue, respectively. Included in ARM’s revenue was $17.7 million of intercompany revenue from Portfolio Management and included in CRM’s revenue was $964,000 of intercompany revenue from ARM, which was eliminated upon consolidation. For the three months ended March 31, 2008, these divisions accounted for $273.2 million, $85.7 million and $28.7 million of revenue, respectively. Included in ARM’s revenue was $22.9 million of intercompany revenue from Portfolio Management and included in CRM’s revenue was $197,000 of intercompany revenue from ARM, which was eliminated upon consolidation.

ARM’s revenue increased $38.1 million, or 13.9 percent, to $311.3 million for the three months ended March 31, 2009, from $273.2 million for the three months ended March 31, 2008. The increase in ARM’s revenue was primarily attributable to a full quarter of revenue from the acquisition of OSI on February 29, 2008 as well as increased volume from new and existing clients in both first party (early stage) and contingent collections, partially offset by lower than expected overall collections and a $5.2 million decrease in fees from collection services performed for Portfolio Management.

Revenue for the CRM division increased $3.4 million, or 4.0 percent, to $89.1 million for the three months ended March 31, 2009, from $85.7 million for the three months ended March 31, 2008. The increase in CRM’s revenue was primarily due to increased client volume related to the implementation of new contracts during 2008, partially offset by lower volumes from certain existing clients due to the impact of the economy.

Portfolio Management’s revenue decreased $8.3 million, or 28.9 percent, to $20.4 million for the three months ended March 31, 2009, from $28.7 million for the three months ended March 31, 2008. Portfolio Management’s collections, excluding all portfolio sales, decreased $9.4 million, or 17.7 percent, to $43.8 million for the three months ended March 31, 2009, from $53.2 million for the three months ended March 31, 2008. Portfolio Management’s revenue represented 44.4 percent of collections for the three months ended March 31, 2009 as compared to 51.6 percent of collections for the three months ended March 31, 2008, excluding all portfolio sales. Such decreases were attributable to the effect of the weaker collection environment during 2008 and continuing into 2009. Revenue for the three months ended March 31, 2009 included a $93,000 recovery of impairment charges previously recorded for a valuation allowance against the carrying value of the portfolios, compared to an impairment of $6.2 million for the three months ended March 31, 2008. Portfolio sales for the three months ended March 31, 2009 were $361,000 compared to $823,000 for the three months ended March 31, 2008.

Payroll and related expenses.  Payroll and related expenses increased $9.4 million to $205.8 million for the three months ended March 31, 2009, from $196.4 million for the three months ended March 31, 2008, but decreased as a percentage of revenue to 51.2 percent from 53.9 percent. The decrease in payroll and related expenses as a percentage of revenue was primarily attributable to the deployment of additional staff in off-shore locations where labor costs are lower, as well as the impact of the integration efforts following the acquisition of OSI on February 29, 2008.

ARM’s payroll and related expenses increased $13.5 million to $143.8 million for the three months ended March 31, 2009, from $130.3 million for the three months ended March 31, 2008, but decreased as a percentage of revenue to 46.2 percent from 47.7 percent. ARM’s payroll and related expenses decreased as a percentage of revenue primarily due to the integration efforts following the acquisition of OSI on February 29, 2008, as well as the deployment of additional staff in off-shore locations where labor costs are lower. Included in ARM’s payroll and related expenses for the three months ended March 31, 2009 and 2008, was $964,000 and $197,000, respectively, of intercompany expense to CRM, for services provided to ARM.

CRM’s payroll and related expenses decreased $2.7 million to $61.5 million for the three months ended March 31, 2009, from $64.2 million for the three months ended March 31, 2008, and decreased as a percentage of revenue to 69.0 percent from 74.8 percent. The decrease as a percentage of revenue was primarily a result of our continuing deployment of additional staff in off-shore locations where labor costs are lower.

Portfolio Management’s payroll and related expenses decreased $600,000 to $1.5 million for the three months ended March 31, 2009, from $2.1 million for the three months ended March 31, 2008. Portfolio Management outsources all of its collection services to ARM and, therefore, has a relatively small fixed payroll cost structure.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $13.4 million to $142.2 million for the three months ended March 31, 2009, from $128.8 million for the three months ended March 31, 2008, and increased slightly as a percentage of revenue to 35.4 percent from 35.3 percent.

ARM’s selling, general and administrative expenses increased $12.6 million to $125.6 million for the three months ended March 31, 2009, from $113.0 million for the three months ended March 31, 2008, but decreased as a percentage of revenue to 40.3 percent from 41.4 percent. The decrease in ARM’s selling, general and administrative expenses as a percentage of revenue was primarily attributable to integration efforts following the OSI acquisition and leveraging our infrastructure over the larger revenue base.

CRM’s selling, general and administrative expenses increased $1.0 million to $16.0 million for the three months ended March 31, 2009, from $15.0 million for the three months ended March 31, 2008, and increased slightly as a percentage of revenue to 18.0 percent from 17.5 percent. The increase in CRM’s selling, general and administrative expenses as a percentage of revenue was primarily attributable to ramping up capacity due to increasing client volumes, in advance of the offsetting revenue generation.

Portfolio Management’s selling, general and administrative expenses decreased $5.5 million to $18.2 million for the three months ended March 31, 2009, from $23.7 million for the three months ended March 31, 2008, but increased as a percentage of revenue, excluding portfolio sales revenue and net impairment charges, to 91.4 percent from 69.5 percent. The decrease in Portfolio Management’s selling, general and administrative expenses resulted from a $5.2 million decrease in fees for collection services provided by ARM. The increase as a percentage of revenue was primarily due to the decrease in revenue due to lower collections. Included in Portfolio Management’s selling, general and administrative expenses for the three months ended March 31, 2009 and 2008, was $17.7 million and $22.9 million, respectively, of intercompany expense to ARM, for services provided to Portfolio Management.

Restructuring charge.  During the three months ended March 31, 2009, we incurred restructuring charges of $443,000 related to the restructuring of our legacy operations to streamline our cost structure, in conjunction with the OSI acquisition. The charges consisted primarily of severance costs. This compares to $2.6 million of restructuring charges for the three months ended March 31, 2008.

Depreciation and amortization.  Depreciation and amortization increased to $31.1 million for the three months ended March 31, 2009, from $27.8 million for the three months ended March 31, 2008. The increase was primarily attributable to amortization of the customer relationships resulting from the OSI acquisition.

Other income (expense).  Interest expense increased slightly to $23.1 million for the three months ended March 31, 2009, from $22.4 million for the three months ended March 31, 2008. The increase was attributable to additional borrowings under the senior credit facility primarily to fund a portion of the acquisition of OSI, partially offset by lower interest rates. Other income (expense), net for the three months ended March 31, 2009 and 2008 included approximately $3.4 million of net losses and $176,000 of net gains, respectively, resulting from the settlement of certain foreign exchange contracts.

Income tax (benefit) expense.  For the three months ended March 31, 2009, the effective income tax rate decreased slightly to 30.0 percent from 30.4 percent for the three months ended March 31, 2008.

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

In 2008, our nonrecourse lender significantly curtailed their participation in our purchased accounts receivable business. We funded our purchases with available cash and borrowings under our revolving credit facility. In addition, acquisitions of businesses and earn-out payments on previously acquired businesses were a significant use of cash and availability on the revolving credit facility in 2008. We had $41.1 million available for borrowing under our revolving credit facility at March 31, 2009.

At this time, we believe that we will be able to finance our current operations, planned capital expenditure requirements, internal growth and debt service obligations, at least through the next twelve months, with the funds generated from our operations, with our existing cash and available borrowings under our senior credit facility and nonrecourse credit facility. Additionally, we have the ability to obtain cash through additional equity and debt offerings, if needed.

We have a senior credit facility, referred to as the Credit Facility, that consists of a term loan ($572.1 million outstanding as of March 31, 2009) and a $100.0 million revolving credit facility ($43.5 million outstanding as of March 31, 2009). Additionally, we have $165.0 million of floating rate senior notes and $200.0 million 11.875 percent senior subordinated notes outstanding. As a result, we are significantly leveraged.

Due to the expected impact of the deteriorating economic conditions on our 2009 financial results, as well as financial covenant ratio adjustments required under the Credit Facility in 2009, management became uncertain of its ability to remain in compliance with the financial covenants throughout 2009. Therefore, on March 25, 2009, we amended the Credit Facility to, among other things: (i) adjust the financial covenants, including increasing maximum leverage ratios, decreasing minimum interest coverage ratios, and increasing maximum capital expenditures; (ii) increase the margin applicable to Base Rate (defined as the higher of the prime rate or the federal funds rate) borrowings and LIBOR borrowings by 0.75 percent; (iii) create a minimum LIBOR of 2.50 percent; (iv) create a minimum Base Rate of LIBOR plus 1.00 percent; (v) increase the letter-of-credit subfacility to $30.0 million; (vi) permit us under certain circumstances to increase the size of our revolving credit facility by up to $50.0 million in the aggregate; and (vii) limit our ability to invest in purchased accounts receivable under certain circumstances.

The amendment to the Credit Facility also permits us to repurchase our senior notes and senior subordinated notes out of the net cash proceeds of new equity issuances. We are aware that our senior notes and senior subordinated notes are currently trading at a substantial discount to their face amounts. We or our stockholders may from time to time seek to retire or purchase our outstanding notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Our stockholders who acquire such notes may seek to contribute them to us, for retirement, in exchange for the issuance of additional equity. The amounts involved may be material.

In February 2009, we issued 7,400 shares of Series A Preferred Stock for merger consideration in connection with the acquisition of SST.

On March 25, 2009, in connection with the amendment discussed above, we privately placed 147,447.3 shares of our Series B-1 Preferred Stock and 20,973.7 shares of our Series B-2 Preferred Stock to One Equity Partners, Michael J. Barrist and certain members of executive management, and other co-investors for an aggregate purchase price of $40.0 million. The proceeds were used to pay down $15.0 million of term loan borrowings, and the remainder, net of expenses, of $22.5 million was used to repay borrowings under our revolving credit facility.

The exclusivity agreement with our nonrecourse lender expires on June 30, 2009. We have begun to discuss future lending facilities for the purchase of accounts receivable with the existing lender and other third-party lenders. If we are unable to enter into a new nonrecourse credit facility, we may have to use available cash or borrowings under our revolving credit facility to fund purchases of accounts receivable.

Cash Flows from Operating Activities.  Cash provided by operating activities was $40.2 million for the three months ended March 31, 2009, compared to $29.7 million for the three months ended March 31, 2008. The increase in cash provided by operating activities was primarily attributable to a decrease in deferred income taxes of $1.1 million for the three months ended March 31, 2009 compared to a decrease of $17.8 million in the prior year period, as well as a decrease in other assets of $17.1 million for the three months ended March 31, 2009 compared to a decrease of $8.9 million in the prior year period. These items were offset in part by an increase in accounts payable and accrued expenses of $12.6 million for the three months ended March 31, 2009 compared to a decrease of $11.0 million in the prior year period.

Cash Flows from Investing Activities.  Cash used in investing activities was $458,000 for the three months ended March 31, 2009, compared to $347.3 million for the three months ended March 31, 2008. The decrease in cash used in investing activities was primarily attributable to net cash paid for acquisitions and related costs of $323.6 million during the three months ended March 31, 2008, primarily incurred in connection with the acquisition of OSI on February 29, 2008.

Cash Flows from Financing Activities.  Cash used in financing activities was $28.2 million for the three months ended March 31, 2009, compared to cash provided by financing activities of $333.3 million for the three months ended March 31, 2008. The cash used in financing activities was due primarily to the repayments of borrowings under our Credit Facility totaling $54.5 million, offset in part by proceeds from the issuance of $40.0 million of stock that was used to fund the repayments, as well as repayments of nonrecourse notes payable.

Senior Credit Facility. We have a senior credit facility (“Credit Facility”) with a syndicate of financial institutions that consists of a term loan and a $100.0 million revolving credit facility. We are required to make quarterly principal repayments of $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. We are also required to make annual prepayments of 50 percent, 25 percent or zero percent of its excess annual cash flow, based on our leverage ratio. The revolving credit facility requires no minimum principal payments until its maturity in November 2011. At March 31, 2009, the balance outstanding on the term loan was $572.1 million and the balance outstanding on the revolving credit facility was $43.5 million. The availability of the revolving credit facility is reduced by any unused letters of credit ($15.4 million at March 31, 2009). As of March 31, 2009, we had $41.1 million of remaining availability under the revolving credit facility.

Borrowings under the Credit Facility are collateralized by substantially all of our assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, investments in purchased accounts receivable, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. We were in compliance with all required financial covenants and we were not aware of any events of default as of March 31, 2009.

Senior Notes and Senior Subordinated Notes.  We have $165.0 million of floating rate senior notes due 2013, referred to as the Senior Notes, and $200.0 million of 11.875 percent senior subordinated notes due 2014, referred to as the Senior Subordinated Notes, collectively referred to as the Notes. The Notes are guaranteed, jointly and severally, on a senior basis with respect to the Senior Notes and on a senior subordinated basis with respect to the Senior Subordinated Notes, in each case by all of our existing and future domestic restricted subsidiaries (other than certain subsidiaries and joint ventures engaged in financing the purchase of delinquent accounts receivable portfolios and certain immaterial subsidiaries).

The Senior Notes are unsecured senior obligations and are senior in right of payment to all existing and future senior subordinated indebtedness, including the Senior Subordinated Notes, and all future subordinated indebtedness. The Senior Notes bear interest at an annual rate equal to LIBOR plus 4.875 percent, reset quarterly. We may redeem the Senior Notes, in whole or in part, at any time at varying redemption prices depending on the redemption date, plus accrued and unpaid interest.

The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Notes and borrowings under the Credit Facility. We may redeem the Senior Subordinated Notes, in whole or in part, at any time on or after November 15, 2010 at varying redemption prices depending on the redemption date, plus accrued and unpaid interest. We also may redeem some or all of the Senior Subordinated Notes at any time prior to November 15, 2010, at a redemption price equal to 100 percent of the principal amount of the respective Notes to be redeemed, plus accrued and unpaid interest and an additional premium. Finally, subject to certain conditions, we may redeem up to 35 percent of the aggregate principal amount of the Senior Subordinated Notes at any time prior to November 15, 2009 with the net proceeds of a sale of our capital stock at a redemption price equal to 100 percent of the principal amount of the respective Notes to be redeemed, plus accrued and unpaid interest and an additional premium.

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

Nonrecourse Credit Facility.  We have a nonrecourse credit facility and an exclusivity agreement, collectively referred to as the Nonrecourse Agreement. The Nonrecourse Agreement provides that all purchases of accounts receivable by us with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender will finance non-equity borrowings with floating interest at an annual rate equal to LIBOR plus 2.50 percent, or as negotiated. These borrowings are nonrecourse to us and are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios, the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and our initial investment, including interest. We may terminate the Nonrecourse Agreement for a cost of $250,000 for each month remaining under the Nonrecourse Agreement from the date of termination until June 30, 2009, when the Nonrecourse Agreement expires. Total debt outstanding under this facility as of March 31, 2009 was $28.5 million, including $3.2 million of accrued residual interest. As of March 31, 2009, we were in compliance with all required covenants.

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

The exclusivity agreement to the Nonrecourse Agreement expires on June 30, 2009. We have begun to discuss future lending facilities for the purchase of accounts receivable with the existing lender and other third-party lenders. If we are unable to enter into a new nonrecourse credit facility, we may have to use available cash or borrowings under our revolving credit facility to fund purchases of accounts receivable.

Contractual Obligations. There have been no material changes, outside the ordinary course of our business, to our contractual obligations as of December 31, 2008 as reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Foreign Currency Risk.  Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which we are exposed include the Canadian dollar, the Philippine peso, the British pound and the Australian dollar. Due to the size of the Canadian and Philippine operations, we currently use forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such contracts will be adversely affected by changes in exchange rates. Our objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection. During the three months ended March 31, 2009, we continued to see volatility of the U.S. dollar, primarily as it relates to the Canadian dollar and the Philippine peso. We believe this trend may continue, and if so, it could have a negative impact on our future results of operations.

Interest Rate Risk.  At March 31, 2009, we had $809.1 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year. We currently use interest rate swap agreements and interest rate cap agreements in a effort to limit potential losses from adverse interest rate changes.

Critical Accounting Policies and Estimates

General.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the following accounting policies and estimates are the most critical and could have the most impact on our results of operations: goodwill, other intangible assets and purchase accounting, revenue recognition for purchased accounts receivable, income taxes, and allowance for doubtful accounts. These are described in note 2 to our 2008 financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. During the three months ended March 31, 2009, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see note 16 in our Notes to Consolidated Financial Statements included in this Form 10-Q.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

Item 4T.     Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2009. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to determine whether any changes occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended March 31, 2009.

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

Tax Matters:

In 2004, the Company received notice of a proposed reassessment from a foreign taxing authority relating to certain matters occurring from 1998 through 2001 regarding one of its subsidiaries. In September 2006, the Company received the formal notice of reassessment in the amount of $13.5 million including interest and penalties, converted as of March 31, 2009 ($14.6 million converted as of December 31, 2006), and in December 2006 the Company paid a deposit of $8.5 million. The Company maintains a reserve and believes it is adequate to address its exposure to this matter.

The Company is under audit by the State of Texas for alleged improper collection of state sales tax on collection services. Under Texas law, both client and debtor need to be within the state to create a taxable transaction. The State of Texas issued an initial assessment, which was subsequently reduced to approximately $3.5 million after working with its clients, and was paid in March 2008.

Attorneys General:

From time to time, the Company receives subpoenas or other similar information requests from various states’ Attorneys General, requesting information relating to the Company’s debt collection practices in such states. The Company responds to such inquires or investigations and provides certain information to the respective Attorneys General offices. The Company believes it is in compliance with the laws of the states in which it does business relating to debt collection practices in all material respects. However, no assurance can be given that any such inquiries or investigations will not result in a formal investigation or an enforcement action. Any such enforcement actions could result in fines as well as the suspension or termination of the Company’s ability to conduct business in such states.

Other:

The Company is involved in other legal proceedings, regulatory investigations and tax examinations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings, regulatory investigations or tax examinations will have a materially adverse effect on the financial condition or results of operations of the Company.

Item 1A.     Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, referred to as the “2008 Form 10-K” in this filing, which could materially affect our business, financial condition or future results. The risk factors in our 2008 Form 10-K have not materially changed. The risks described in our 2008 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Previously reported

Item 3.        Defaults Upon Senior Securities

None

Item 4.        Submission of Matters to a Vote of Security Holders

None

Item 5.        Other Information

(a)               None

(b)              Not applicable

Item 6.        Exhibits

10.1

Second Amendment to Credit Agreement dates as of March 25, 2009 by and among the Company, NCO Financial Systems, Inc., certain guarantors under the Credit Agreement, Citizens Bank of Pennsylvania as the administrative agent, Citizens Bank of Pennsylvania as sole issuing bank and certain lenders (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K filed on March 26, 2009 (file no. 333-150885).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) promulgated under the Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Stock Subscription Agreement (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K filed on March 26, 2009 (file no. 333-150885).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NCO Group, Inc.

Date: May 15, 2009	By:	/s/ Michael J. Barrist
Michael J. Barrist
Chairman of the Board, President
and Chief Executive Officer
(principal executive officer)

Date: May 15, 2009	By:	/s/ John R. Schwab
John R. Schwab
Executive Vice President, Finance
and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description

10.1

Second Amendment to Credit Agreement dates as of March 25, 2009 by and among the Company, NCO Financial Systems, Inc., certain guarantors under the Credit Agreement, Citizens Bank of Pennsylvania as the administrative agent, Citizens Bank of Pennsylvania as sole issuing bank and certain lenders (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K filed on March 26, 2009 (file no. 333-150885).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) promulgated under the Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Stock Subscription Agreement (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K filed on March 26, 2009 (file no. 333-150885).