Form 10-Q
period 2009-06-30
NCO Group, Inc.
filed 2009-08-14
CIK 1397772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 333-158745; 333-150885

NCO GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	02-0786880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

507 Prudential Road, Horsham, Pennsylvania	19044
(Address of principal executive offices)	(Zip Code)

215-441-3000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of  August 13, 2009 was: 2,960,847 shares of Class A common stock, $0.01 par value and 399,814 shares of Class L common stock, $0.01 par value.

NCO GROUP, INC.

Part I.  Financial Information

Item 1.  Financial Statements

NCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$35,449	$29,880
Accounts receivable, trade, net of allowance for doubtful accounts of $6,429 and $5,008, respectively	201,014	218,649
Purchased accounts receivable, current portion, net of allowance for impairment of $125,229 and $123,804, respectively	61,553	70,006
Deferred income taxes	34,354	34,216
Prepaid expenses and other current assets	68,087	66,595
Total current assets	400,457	419,346

Funds held on behalf of clients (note 7)

Property and equipment, net	130,166	138,272

Other assets:
Goodwill	560,825	564,617
Trade name, net of accumulated amortization	85,126	85,466
Customer relationships and other intangible assets, net of accumulated amortization	301,987	333,951
Purchased accounts receivable, net of current portion	110,721	115,653
Other assets	45,971	44,334
Total other assets	1,104,630	1,144,021
Total assets	$1,635,253	$1,701,639

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$23,967	$30,559
Income taxes payable	1,326	3,543
Accounts payable	24,359	18,026
Accrued expenses	104,517	128,474
Accrued compensation and related expenses	45,550	46,466
Deferred revenue, current portion	37,453	40,731
Total current liabilities	237,172	267,799

Funds held on behalf of clients (note 7)

Long-term liabilities:
Long-term debt, net of current portion	981,198	1,048,517
Deferred income taxes	61,763	63,596
Deferred revenue, net of current portion	5,573	5,404
Other long-term liabilities	32,864	32,534

Commitments and contingencies (note 14)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 7,500 shares authorized, 2,938 and 2,573 shares issued and outstanding, respectively	29	26
Class L common stock, par value $0.01 per share, 800 shares authorized, 400 and 401 shares issued and outstanding, respectively	4	4
Class A common stock, par value $0.01 per share, 4,500 shares authorized, 2,961 and 2,937 shares issued and outstanding, respectively	30	29
Additional paid-in capital	763,410	720,955
Accumulated other comprehensive loss	(7,029)	(10,007)
Accumulated deficit	(457,346)	(450,021)
Total NCO Group, Inc. stockholders’ equity	299,098	260,986
Noncontrolling interests	17,585	22,803
Total stockholders’ equity	316,683	283,789
Total liabilities and stockholders’ equity	$1,635,253	$1,701,639

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Services	$361,768	$396,553	$737,882	$731,598
Portfolio	16,851	7,514	42,505	36,214
Portfolio sales	—	917	361	1,740

Total revenues	378,619	404,984	780,748	769,552

Operating costs and expenses:
Payroll and related expenses	197,922	223,894	403,687	420,313
Selling, general and administrative expenses	137,642	147,619	279,834	276,437
Depreciation and amortization expense	30,619	32,147	61,701	59,933
Restructuring charges	1,337	4,227	1,780	6,868
Total operating costs and expenses	367,520	407,887	747,002	763,551

Income (loss) from operations	11,099	(2,903)	33,746	6,001

Other income (expense):
Interest and investment income	594	539	936	819
Interest expense	(26,674)	(23,003)	(49,784)	(45,410)
Other income (expense), net	6,866	(579)	3,162	(161)
Total other income (expense)	(19,214)	(23,043)	(45,686)	(44,752)
Loss before income taxes	(8,115)	(25,946)	(11,940)	(38,751)

Income tax benefit	(2,538)	(8,107)	(3,684)	(12,003)

Net loss	(5,577)	(17,839)	(8,256)	(26,748)

Less: Net loss attributable to noncontrolling interests	(361)	(3,088)	(931)	(2,761)

Net loss attributable to NCO Group, Inc.	$(5,216)	$(14,751)	$(7,325)	$(23,987)

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands)

					Accumulated	Retained	Total
		Class L	Class A	Additional	Other	Earnings	NCO Group, Inc.		Total	Total
	Preferred	Common	Common	Paid-in	Comprehensive	(Accumulated	Stockholders’	Noncontrolling	Stockholders’	Comprehensive
	Stock	Stock	Stock	Capital	Income (Loss)	Deficit)	Equity	Interests	Equity	Income (Loss)

Balance, January 1, 2008	$14	$4	$18	$518,089	$2,835	$(112,915)	$408,045	$48,948	$456,993

Issuance of stock	9	—	10	219,702	—	—	219,721	—	219,721
Deemed dividend to JPM for SST acquisition	—	—	—	(17,500)	—	—	(17,500)	—	(17,500)
Preferred stock dividends	3	—	—	(3)	—	—	—	—	—
Stock-based compensation	—	—	1	667	—	—	668	—	668
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(12,242)	(12,242)
Investment in subsidiary by noncontrolling interests	—	—	—	—	—	—	—	2,436	2,436
Business combinations	—	—	—	—	—	—	—	1,911	1,911
Comprehensive income, net of tax:
Net loss	—	—	—	—	—	(337,106)	(337,106)	(18,250)	(355,356)	$(355,356)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(6,569)	—	(6,569)	—	(6,569)	(6,569)
Change in fair value of cash flow hedges, net of taxes of $7,880	—	—	—	—	(13,818)	—	(13,818)	—	(13,818)	(13,818)
Net losses on cash flow hedges reclassified into earnings, net of taxes of $4,302	—	—	—	—	7,545	—	7,545	—	7,545	7,545
Total comprehensive loss										$(368,198)

Balance, December 31, 2008	26	4	29	720,955	(10,007)	(450,021)	260,986	22,803	283,789

Issuance of stock, net	1	—	—	39,664	—	—	39,665	—	39,665
Deemed investment by JPM for SST purchase price adjustment	—	—	—	2,161	—	—	2,161	—	2,161
Preferred stock dividends	2	—	—	(2)	—	—	—	—	—
Stock-based compensation	—	—	1	632	—	—	633	—	633
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,287)	(4,287)
Comprehensive income, net of tax:
Net loss	—	—	—	—	—	(7,325)	(7,325)	(931)	(8,256)	$(8,256)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	896	—	896	—	896	896
Change in fair value of cash flow hedges, net of taxes of $410	—	—	—	—	(719)	—	(719)	—	(719)	(719)
Net losses on cash flow hedges reclassified into earnings, net of taxes of $1,597	—	—	—	—	2,801	—	2,801	—	2,801	2,801
Total comprehensive loss										$(5,278)

Balance, June 30, 2009	$29	$4	$30	$763,410	$(7,029)	$(457,346)	$299,098	$17,585	$316,683

See accompanying notes.

NCO GROUP, INC

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(8,256)	$(26,748)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation and amortization	61,701	59,933
Amortization of deferred training asset	1,275	1,350
Provision for doubtful accounts	2,154	1,060
Impairment of purchased accounts receivable	1,341	30,774
Noncash interest	4,214	(468)
Net gains on derivative instruments	(195)	(273)
Gain on sale of purchased accounts receivable	(361)	(1,740)
Deferred income taxes	(5,744)	(13,465)
Other	653	1,144
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, trade	16,423	20,870
Other assets	215	2,540
Accounts payable and accrued expenses	(10,937)	162
Income taxes payable	(2,177)	(4,901)
Other long-term liabilities	(1,373)	(1,926)
Net cash provided by operating activities	58,933	68,312

Cash flows from investing activities:
Purchases of accounts receivable	(32,954)	(73,889)
Collections applied to principal of purchased accounts receivable	46,653	45,784
Proceeds from sales and resales of purchased accounts receivable	525	1,885
Purchases of property and equipment	(18,055)	(18,310)
Proceeds from bonds and notes receivable	149	418
Net cash paid for acquisitions and related costs	(780)	(325,463)
Net cash used in investing activities	(4,462)	(369,575)

Cash flows from financing activities:
Repayment of notes payable	(15,148)	(19,760)
Borrowings under notes payable	—	13,306
Net (repayments of) borrowings under revolving credit facility	(41,000)	9,000
Repayment of borrowings under senior term loan	(18,027)	(7,718)
Borrowings under senior term loan, net of fees	—	134,135
Payment of fees to obtain debt	(2,477)	(4,317)
Investment in subsidiary by noncontrolling interests	—	2,191
Return of investment in subsidiary to noncontrolling interests	(4,287)	(5,631)
Issuance of stock, net	39,667	209,719
Payment of deemed dividend to JPM	(8,049)	(12,157)
Net cash (used in) provided by financing activities	(49,321)	318,768

Effect of exchange rate on cash	419	(372)

Net increase in cash and cash equivalents	5,569	17,133

Cash and cash equivalents at beginning of the period	29,880	31,283

Cash and cash equivalents at end of the period	$35,449	$48,416

See accompanying notes.

NCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.              Nature of Operations:

NCO Group, Inc. is a holding company and conducts substantially all of its business operations through its subsidiaries (collectively, the “Company” or “NCO”). NCO is a leading global provider of business process outsourcing solutions, primarily focused on accounts receivable management (“ARM”) and customer relationship management (“CRM”). NCO provides services through over 100 offices throughout North America, Asia, Europe and Australia. The Company provides services to more than 14,000 active clients, including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, retail and commercial, education and government, utilities, education, technology and transportation/logistics services. These clients are primarily located throughout North America, Europe and Australia. The Company’s largest client is in the telecommunications sector and represented 9.1 percent of the Company’s consolidated revenue for the six months ended June 30, 2009. The Company also purchases and collects past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies, and other consumer-oriented companies.

The Company’s business consists of three operating divisions: ARM, CRM and Portfolio Management.

2.              Accounting Policies:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and all subsidiaries and entities controlled by the Company. All intercompany accounts and transactions have been eliminated.

On January 2, 2008, the Company acquired Systems & Services Technologies, Inc. (“SST”), a third-party consumer receivable servicer. Prior to the acquisition, SST was an indirect wholly owned subsidiary of JPMorgan Chase & Co. (“JPM”). JPM also indirectly wholly owns One Equity Partners (“OEP”), which has had a controlling interest in the Company since November 15, 2006.

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

The Company also considers the applicability of FASB Financial Interpretation No. (“FIN”) 46R (as revised), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46R”) which would include any variable interest entities that are required to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity.  A variable interest entity is an entity for which the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity.

The Company owns 50 percent of entities that purchase portfolios of purchased accounts receivable, which it consolidates in accordance with FIN 46R. Based on its evaluation of these entities, the Company is the primary beneficiary.

2.              Accounting Policies (continued):

Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2008 balance sheet was derived from the consolidated audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as otherwise disclosed herein) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company’s business, operating results for the three-month and six-month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other interim period.

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

Deferred Revenue:

Deferred revenue primarily relates to prepaid fees for ARM collection and letter services for which revenue is recognized when the services are provided or the time period for which the Company is obligated to provide the services has expired. The following summarizes the change in the balance of deferred revenue (amounts in thousands):

Balance at December 31, 2008	$46,135
Additions	3,085
Revenue recognized	(6,256)
Foreign currency translation adjustment	62
Balance at June 30, 2009	$43,026

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

Reclassifications:

Certain amounts in the balance sheet as of December 31, 2008, and the statement of operations for the three and six months ended June 30, 2008, and statement of cash flows for the six months ended June 30, 2008 have been reclassified for comparative purposes.

3.           Restructuring Charges:

The Company has restructuring charges, primarily recorded in conjunction with the acquisitions of Outsourcing Solutions, Inc. “OSI” and SST (note 4) and streamlining the cost structure of the Company’s legacy operations. These charges primarily related to the elimination of certain redundant facilities and severance costs. The Company currently expects to pay this remaining balance through 2013.

The following presents the activity in the accruals recorded for restructuring charges (amounts in thousands):

	Leases	Severance	Total
Balance at December 31, 2008	$6,682	$2,620	$9,302
Accruals	156	1,624	1,780
Cash payments	(2,061)	(1,992)	(4,053)
Balance at June 30, 2009	$4,777	$2,252	$7,029

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

	Leases	Severance	Total

Balance at December 31, 2008	$4,206	$1,199	$5,405
Cash payments	(1,328)	(1,094)	(2,422)
Balance at June 30, 2009	$2,878	$105	$2,983

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

For the Six
Months Ended
June 30, 2008
Revenue	$840,937
Net loss attributable to NCO	(28,543)

On January 2, 2008, the Company acquired SST, a third-party consumer receivable servicer, from JPM for $18.4 million, including certain post-closing adjustments. The purchase price consisted of cash consideration of $11.3 million and the issuance of 29,884 shares of the Company’s Series A 14% PIK Preferred Stock. As described in note 2, since the Company and SST were under common control by JPM at the time of the SST acquisition, the transfer of assets and liabilities of SST were accounted for at historical cost in a manner similar to a pooling of interests. The cash consideration paid to JPM for SST and the return of $4.0 million of cash that was not acquired were treated as dividends to JPM.

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

The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis (amounts in thousands):

	At Fair Value as of
	June 30, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Forward exchange contracts	$—	$243	$—	$243	$—	$923	$—	$923
Interest rate caps	—	—	—	—	—	1	—	1

Liabilities:
Interest rate swaps	—	11,109	—	11,109	—	13,180	—	13,180
Forward exchange contracts	—	2,974	—	2,974	—	11,360	—	11,360
Embedded derivatives	—	—	2,703	2,703	—	—	3,742	3,742

Net liabilities	$—	$13,840	$2,703	$16,543	$—	$23,616	$3,742	$27,358

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

5.                 Fair Value Measurement (continued):

The following summarizes the change in the fair value of the embedded derivatives (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance at beginning of period	$3,164	$7,863	$3,742	$9,647
Accrued interest additions	226	484	498	1,136
Interest payments	(562)	(518)	(1,137)	(1,432)
Change in fair value	(125)	(2,055)	(400)	(3,577)
Balance at end of period	$2,703	$5,774	$2,703	$5,774

For purposes of valuation adjustments to its interest rate swap derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and counterparties, its net exposures and remaining maturities in determining the appropriate fair value adjustment to record.

6.              Purchased Accounts Receivable:

Portfolio Management and the U.K. and Australian divisions of ARM purchase defaulted consumer accounts receivable at a discount from the contractual principal balance. As of June 30, 2009, the carrying value of Portfolio Management’s and ARM’s purchased accounts receivable were $168.0 million and $4.3 million, respectively. The total outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $52.4 billion at June 30, 2009 and December 31, 2008.

The following summarizes the change in the carrying amount of the purchased accounts receivable (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance at beginning of period	$177,114	$260,885	$185,659	$245,585
Purchases:
Cash purchases	16,523	34,521	32,954	73,889
Portfolios acquired in business combinations	—	—	—	4,076
Collections	(39,246)	(55,372)	(89,592)	(112,385)
Revenue recognized	17,717	32,029	42,939	66,601
Proceeds from portfolio sales and resales applied to carrying value	—	(108)	(164)	(145)
Allowance for impairment	(1,308)	(24,609)	(1,341)	(30,774)
Other	1,474	67	1,819	566
Balance at end of period	$172,274	$247,413	$172,274	$247,413

6.              Purchased Accounts Receivable (continued):

Portfolio Management sells portfolios of accounts receivable based on a low probability of payment under the Company’s collection platform and other criteria. Proceeds from sales above the remaining carrying value are recorded as revenue. The following summarizes sales proceeds, carrying value and revenue recorded (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Proceeds from sales	$—	$1,025	$525	$1,885
Less carrying value	—	108	164	145
Portfolio sales revenue	$—	$917	$361	$1,740

The following presents the change in the allowance for impairment of purchased accounts receivable (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance at beginning of period	$123,801	$31,127	$123,804	$24,962
Additions	2,865	24,751	5,655	31,110
Recoveries	(1,557)	(142)	(4,314)	(336)
Other	120	—	84	—
Balance at end of period	$125,229	$55,736	$125,229	$55,736

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following presents the change in accretable yield (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance at beginning of period	$154,196	$360,237	$167,411	$366,584
Additions	19,063	32,958	38,363	83,743
Revenue recognition	(17,717)	(32,029)	(42,939)	(66,601)
Reclassifications from (to) nonaccretable difference	5,119	(34,558)	(2,220)	(56,970)
Foreign currency translation adjustment	(386)	(81)	(340)	(229)
Balance at end of period	$160,275	$326,527	$160,275	$326,527

During the three months ended June 30, 2009 and 2008, the Company purchased accounts receivable with a cost of $16.5 million and $34.5 million, respectively, that had contractually required payments receivable at the date of acquisition of $671.5 million and $1.1 billion, respectively, and expected cash flows at the date of acquisition of $35.6 million and $67.5 million, respectively. During the six months ended June 30, 2009 and 2008, the Company purchased accounts receivable with a cost of $32.9 million and $73.9 million, respectively, that had contractually required payments receivable at the date of acquisition of $1.8 billion and $2.5 billion, respectively, and expected cash flows at the date of acquisition of $71.3 million and $153.4 million, respectively.

7.              Funds Held on Behalf of Clients:

In the course of the Company’s subsidiaries’ regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $79.6 million and $77.1 million at June 30, 2009 and December 31, 2008, respectively, have been shown net of their offsetting liability for financial statement presentation.

8.              Goodwill and Other Intangible Assets:

SFAS No. 142, “Goodwill and Other Intangible Assets” requires goodwill to be allocated and tested at the reporting unit level. Goodwill is tested for impairment each year during the fourth quarter, and between annual tests if an event occurs or circumstances change during the six months ended June 30, 2009 that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No event occurred or circumstances changed since the last annual test that would more likely than not reduce the fair value of a reporting unit below its carrying value. However, if the Company continues to experience adverse effects of the challenging economic and business environment, including changes in financial projections, the Company may have to recognize an impairment of all or some portion of its goodwill.  The Company’s reporting units are ARM, CRM and Portfolio Management. The Company’s reporting units had the following goodwill (amounts in thousands):

	ARM	CRM	Total
Balance at December 31, 2008	$482,849	$81,768	$564,617
OSI acquisition	(1,358)	—	(1,358)
Other	(2,434)	—	(2,434)
Balance at June 30, 2009	$479,057	$81,768	$560,825

The decrease in ARM’s goodwill balance from December 31, 2008 to June 30, 2009, was primarily due to the finalization of the allocation of the fair market value of the acquired assets and liabilities related to the OSI acquisition, certain other small acquisitions and changes in the exchange rates used for foreign currency translation.

Trade names includes the NCO trade name, which is an indefinite-lived intangible asset and therefore is not subject to amortization.  Similar to goodwill, the NCO trade name is reviewed at least annually for impairment. At June 30, 2009, the balance of the NCO trade name was $82.6 million.

In connection with the OSI acquisition, the Company allocated $3.4 million of the purchase price to the fair value of certain trade names acquired in the OSI acquisition, which are subject to amortization. At June 30, 2009, accumulated amortization of the OSI trade names was $907,000.

Other intangible assets subject to amortization consist of customer relationships and non-compete agreements. The following represents the other intangible assets subject to amortization (amounts in thousands):

	June 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$452,657	$152,763	$450,827	$119,409
Non-compete agreements	4,006	1,913	4,006	1,473
Total	$456,663	$154,676	$454,833	$120,882

The Company recorded amortization expense for all other intangible assets of $17.7 million and $17.0 million during the three months ended June 30, 2009 and 2008, respectively, and $34.6 million and $30.9 million during the six months ended June 30, 2009 and 2008, respectively. The following represents the Company’s expected amortization expense from these other intangible assets over the next five years (amounts in thousands):

For the Years Ended December 31,	Estimated Amortization Expense
2009	$67,943
2010	66,803
2011	66,440
2012	62,212
2013	55,681

9.              Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2009	December 31, 2008

Senior term loan	$570,578	$588,605
Senior revolving credit facility	40,500	81,500
Senior subordinated notes	200,000	200,000
Senior notes	165,000	165,000
Nonrecourse credit facility	22,603	37,244
Capital leases	5,015	5,232
Other	1,469	1,495
Less current portion	(23,967)	(30,559)
	$981,198	$1,048,517

Senior Credit Facility:

The Company has a senior credit facility (“Credit Facility”) with a syndicate of financial institutions that consists of a term loan ($570.6 million outstanding at June 30, 2009) and a $100.0 million revolving credit facility. The Company is required to make quarterly principal repayments of $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. The Company is also required to make annual prepayments of 50 percent, 25 percent or zero percent of its excess annual cash flow, based on its leverage ratio. The revolving credit facility requires no minimum principal payments until its maturity in November 2011. The availability of the revolving credit facility is reduced by any unused letters of credit ($19.6 million at June 30, 2009). As of June 30, 2009, the Company had $39.9 million of remaining availability under the revolving credit facility.

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

Subsequent to the amendment, all borrowings bear interest at an annual rate equal to either, at the option of the Company, (i) the higher of the prime rate (3.25 percent at June 30, 2009), the federal funds rate (0.22 percent at June 30, 2009) plus 0.50 percent, or LIBOR (0.31 percent 30-day LIBOR at June 30, 2009) plus 1.00 percent, plus a margin of 2.25 percent to 2.75 percent in the case of the revolving credit facility and 3.75 percent to 4.00 percent in the case of the term loan, based on the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined; or (ii) LIBOR, but in no event less than 2.50 percent, plus a margin of 3.25 percent to 3.75 percent in the case of the revolving credit facility and 4.75 percent to 5.00 percent in the case of the term loan, based on the Company’s funded debt to EBITDA ratio, as defined. The Company is charged a quarterly commitment fee on the unused portion of the revolving credit facility at an annual rate of 0.50 percent. The effective interest rate on the Credit Facility was approximately 9.00 percent and 7.56 percent for the three months ended June 30, 2009 and 2008, respectively, and 7.99 percent and 7.64 percent for the six months ended June 30, 2009 and 2008, respectively. The Credit Facility also requires that the Company obtain certain levels of interest rate protection.

9.              Long-Term Debt (continued):

Senior Credit Facility (continued):

Borrowings under the Credit Facility are collateralized by substantially all of the Company’s assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, investments in purchased accounts receivable, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. The Company was in compliance with all required financial covenants and was not aware of any events of default as of June 30, 2009.

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

The Senior Notes are senior unsecured obligations and are senior in right of payment to all existing and future senior subordinated indebtedness, including the Senior Subordinated Notes, and all future subordinated indebtedness. The Senior Notes bear interest at an annual rate equal to LIBOR plus 4.875 percent, reset quarterly. The effective interest rate of the Senior Notes was approximately 5.93 percent and 7.74 percent for the three months ended June 30, 2009 and 2008, respectively, and 6.26 percent and 8.30 percent for the six months ended June 30, 2009 and 2008, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time at varying redemption prices depending on the redemption date, plus accrued and unpaid interest.

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

9.              Long-Term Debt (continued):

Nonrecourse Credit Facility:

The Company’s nonrecourse credit facility and exclusivity agreement (collectively the “Nonrecourse Agreement”) provided that all purchases of accounts receivable by the Company with a purchase price in excess of $1.0 million were first offered to the lender for financing at its discretion. If the lender chose to participate in the financing of a portfolio of accounts receivable, the financing was structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender financed non-equity borrowings with floating interest at an annual rate equal to LIBOR (0.31 percent 30-day LIBOR at June 30, 2009) plus 2.50 percent, or as negotiated. These borrowings are nonrecourse to the Company and are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and the initial investment by the Company, including interest. Residual cash flow payments are accrued for as embedded derivatives.

The exclusivity agreement to the Nonrecourse Agreement expired on June 30, 2009. As a result, the Company is no longer required to offer all purchases with a purchase price in excess of $1.0 million to the lender for financing. The borrowings outstanding under the nonrecourse credit facility were not affected and remain subject to the terms discussed above. The Company is currently discussing future lending facilities for purchases of accounts receivable with its existing lender and other third-party lenders. The Company may have to use available cash or borrowings under its revolving credit facility to fund purchases of accounts receivable, which may limit the amount of portfolios the Company is able to purchase and limit borrowings for other uses.

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

Total debt outstanding under this facility was $22.6 million and $37.2 million as of June 30, 2009 and December 31, 2008, respectively, which included $2.7 million and $3.7 million, respectively, of accrued residual interest. The effective interest rate on these loans, including the residual interest component, was approximately 8.3 percent and 9.5 percent for the three months ended June 30, 2009 and 2008, respectively, and 9.9 percent and 10.0 percent for the six months ended June 30, 2009 and 2008, respectively. The nonrecourse credit facility contains certain covenants such as meeting minimum cumulative collection targets. As of June 30, 2009, the Company was in compliance with all required covenants.

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

Series A is entitled to a quarterly “paid-in-kind” dividend at an annual rate of 14 percent and Series B-1 is entitled to a quarterly “paid-in-kind” dividend at an annual rate of 19 percent. The following presents the Series A and Series B-1 shares issued for the “paid-in-kind” dividends during the six months ended June 30, 2009 and 2008:

	May 31,		February 28,
	2009	2008	2009	2008
Series A	92,665	80,879	87,211	49,108
Series B-1	7,176	—	1,713	—

10.       Stockholders’ Equity (continued):

Preferred Stock and Common Stock (continued):

In February 2009, the Company issued 7,400 shares of Series A Preferred Stock to JPM as additional consideration for the acquisition of SST (note 4).

On March 25, 2009, in connection with the amendment of the Company’s Credit Facility (note 9), the Company sold 147,447 shares of its Series B-1 Preferred Stock and 20,973 shares of its Series B-2 Preferred Stock to One Equity Partners, Michael J. Barrist and certain members of executive management, and other co-investors for an aggregate purchase price of $40.0 million. The proceeds were used to pay down $15.0 million of term loan borrowings, and the remainder, net of expenses, of $22.5 million was used to repay borrowings under the revolving credit facility.

Noncontrolling Interests:

Prior period amounts related to noncontrolling interests have been reclassified to conform to the current period presentation as required by SFAS 160. Net income (loss) attributable to noncontrolling interests is shown separately from net income (loss) in the consolidated statements of operations. This reclassification has no effect on the Company’s previously reported financial position or results of operations. Refer to note 2 for additional information on the adoption of SFAS 160.

In accordance with the provisions of SFAS 160, losses are attributed to noncontrolling interests even if they exceed the noncontrolling interests’ equity. If the Company had not applied the provisions of the SFAS 160, net income attributable to NCO would have been $688,000 and $1.2 million lower for the three and six months ended June 30, 2009, respectively.

Comprehensive Income:

Comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 was as follows (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss attributable to NCO Group, Inc.	$(5,216)	$(14,751)	$(7,325)	$(23,987)
Foreign currency translation adjustments	4,053	144	896	(427)
Change in fair value of cash flow hedges, net of tax	—	5,297	(719)	(1,946)
Net losses on cash flow hedges reclassified into earnings, net of tax	1,492	1,050	2,801	1,133
Comprehensive income (loss) - NCO Group, Inc.	329	(8,260)	(4,347)	(25,227)
Net loss attributable to noncontrolling interests	(361)	(3,088)	(931)	(2,761)
Total comprehensive loss	$(32)	$(11,348)	$(5,278)	$(27,988)

11.       Derivative Financial Instruments:

The Company enters into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These contracts may be designated as cash flow hedges. The Company had forward exchange contracts for the purchase of 201.0 million Philippine pesos and 62.0 million Canadian dollars outstanding at June 30, 2009, which mature throughout the remainder of 2009.

11.       Derivative Financial Instruments (continued):

The Company has interest rate swap agreements to minimize the impact of LIBOR fluctuations on interest payments on the Company’s floating rate debt. The interest rate swaps may be designated as cash flow hedges. The interest rate swaps cover an aggregate notional amount of $341.9 million. The Company is required to pay the counterparties quarterly interest payments at a weighted average fixed rate ranging from 3.41 to 4.89 percent, and receives from the counterparties variable quarterly interest payments based on LIBOR. The net interest paid or received is included in interest expense. On March 25, 2009, the Company amended its senior credit facility, which amendment included a minimum LIBOR of 2.50 percent (note 9). This amendment caused the existing interest rate swaps to become ineffective and, as of March 25, 2009, these interest rate swaps were not accounted for as cash flow hedges. Accordingly, the fair market value of the interest rate swaps at March 25, 2009 is being amortized to interest expense, using the effective interest rate method, over the remaining lives of the interest rate swap agreements, and future changes in the fair market value of these interest rate swaps after March 25, 2009 are recorded in interest expense.

The Company’s nonrecourse credit facility relating to purchased accounts receivable contains contingent payments that are accounted for as embedded derivatives.

The Company enters into interest rate cap contracts to minimize the impact of LIBOR fluctuations on transactions and cash flows. The Company had interest rate caps covering an aggregate notional amount of $57.0 million at June 30, 2009, with a weighted average LIBOR cap rate of 6.00 percent.

The following summarizes the fair value of the Company’s derivatives (amounts in thousands):

	June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Liability derivatives
Interest rate swaps			Accrued expenses	$13,180
Total derivatives designated as hedges				$13,180

Derivatives not designated as hedges:
Asset derivatives
Forward exchange contracts	Other current assets	$243	Other current assets	$923
Interest rate caps			Other current assets	1
Total asset derivatives not designated as hedges		$243		$924

Liability derivatives
Interest rate swaps	Accrued expenses	$11,109
Forward exchange contracts	Accrued expenses	2,974	Accrued expenses	$11,360
Embedded derivatives	Long-term debt	2,703	Long-term debt	3,742
Total liability derivatives not designated as hedges		$16,786		$15,102

11.       Derivative Financial Instruments (continued):

The following tables summarize the effect of derivatives on the Company (amounts in thousands):

		For the Three Months Ended June 30,
		2009		2008
		Amount of	Amount of	Amount of	Amount of
	Location of	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
	Gain (Loss)	Recognized	Reclassified	Recognized	Reclassified
	Reclassified	in OCI (net	into	in OCI (net	into
	into Earnings	of taxes)	Earnings	of taxes)	Earnings
Derivatives designated as hedges:
Interest rate swaps (prior to March 25, 2009)	Interest expense	$—	$—	$5,647	$(1,144)

Forward exchange contracts	Payroll and related expenses, and selling, general and admin. expenses	—	—	(350)	(291)
Total derivatives designated as hedges		$—	$—	$5,297	$(1,435)

		For the Six Months Ended June 30,
		2009		2008
		Amount of	Amount of	Amount of	Amount of
	Location of	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
	Gain (Loss)	Recognized	Reclassified	Recognized	Reclassified
	Reclassified	in OCI (net	into	in OCI (net	into
	into Earnings	of taxes)	Earnings	of taxes)	Earnings
Derivatives designated as hedges:
Interest rate swaps (prior to March 25, 2009)	Interest expense	$(719)	$(2,056)	$(47)	$(1,479)

Forward exchange contracts	Payroll and related expenses, and selling, general and admin. expenses	—	—	(1,899)	(264)
Total derivatives designated as hedges		$(719)	$(2,056)	$(1,946)	$(1,743)

11.       Derivative Financial Instruments (continued):

		For the Three Months Ended June 30,
		2009	2008
		Amount of Gain	Amount of Gain
	Location of Gain (Loss)	(Loss) Recognized	(Loss) Recognized
	Recognized in Earnings	in Earnings	in Earnings
Derivatives not designated as hedges:
Forward exchange contracts	Other income (expense)	$6,206	$—
Interest rate swaps (after March 25, 2009)	Interest expense	(3,916)	—
Embedded derivatives	Interest expense	(125)	(2,055)
Interest rate caps	Other income (expense)	(7)	(50)
Total derivatives not designated as hedges		$2,158	$(2,105)

		For the Six Months Ended June 30,
		2009	2008
		Amount of Gain	Amount of Gain
	Location of Gain (Loss)	(Loss) Recognized	(Loss) Recognized
	Recognized in Earnings	in Earnings	in Earnings
Derivatives not designated as hedges:
Forward exchange contracts	Other income (expense)	$2,783	$—
Interest rate swaps (after March 25, 2009)	Interest expense	(3,916)	—
Embedded derivatives	Interest expense	(400)	(3,577)
Interest rate caps	Other income (expense)	(30)	9
Total derivatives not designated as hedges		$(1,563)	$(3,568)

12.       Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Cash Equivalents, Trade Accounts Receivable, and Accounts Payable:

The carrying amount reported in the balance sheets approximates fair value because of the short maturity of these instruments.

Purchased Accounts Receivable:

The Company records purchased accounts receivable at cost, which is discounted from the contractual receivable balance. The carrying value of purchased accounts receivable, which is estimated based upon future cash flows, approximates fair value at June 30, 2009 and December 31, 2008.

Notes Receivable:

The Company had notes receivable of $10.2 million and $8.4 million as of June 30, 2009 and December 31, 2008, respectively. The carrying amounts reported in the balance sheets, included in current and long-term other assets, approximated market rates for notes with similar terms and maturities, and, accordingly, the carrying amounts approximated fair value.

12.       Fair Value of Financial Instruments (continued):

Long-Term Debt:

The following presents the carrying values and the estimated fair values of the Company’s long-term debt at June 30, 2009 (amounts in thousands):

	Carrying Value	Fair Value
Senior term loan	$570,578	$570,578
Senior revolving credit facility	40,500	39,409
Senior subordinated notes	200,000	105,000
Senior notes	165,000	106,425
Nonrecourse credit facility	22,603	22,603

The fair values of the Company’s senior term loan and senior revolving credit facility were based on market interest rates for debt with similar terms and maturities. The fair values of the Company’s Senior Notes and Senior Subordinated Notes were based on their trading prices at June 30, 2009.

13.       Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	For the Six Months Ended
	June 30,
	2009	2008
Noncash investing and financing activities:
Fair value of assets acquired	$1,450	$154,114
Liabilities assumed from acquisitions	625	154,588
Issuance of stock to JPM	1,758	—
Adjustments to acquired assets and liabilities	1,378	—

14.       Commitments and Contingencies:

Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications companies, a foreign labor subcontractor in India and other vendors that require minimum purchase commitments. These agreements expire between 2009 and 2012. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

2009	$34,427
2010	31,436
2011	19,427
2012	1,620
$86,910

The Company incurred $18.4 million and $11.8 million of expense in connection with these purchase commitments for the three months ended June 30, 2009 and 2008, respectively, and $34.9 million and $27.9 million for the six months ended June 30, 2009 and 2008, respectively.

14.       Commitments and Contingencies (continued):

Forward-Flow Agreements:

The Company has several fixed price agreements, or forward-flows, that obligate the Company to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. The forward flow agreements expire between July 2009 and August 2012, and the terms of the agreements vary; some may be terminated by the seller or by the Company, with either 30, 60 or 90 day written notice. The following represents the future forward-flow commitments by year (amounts in thousands):

2009	$19,570
2010	13,745
2011	3,460
2012	1,080
$37,855

Litigation and Investigations:

The Company is party, from time to time, to various legal proceedings, regulatory investigations, client audits and tax examinations incidental to its business. The Company continually monitors these legal proceedings, regulatory investigations, client audits and tax examinations to determine the impact and any required accruals.

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

Tax Matters:

In 2004, the Company received notice of a proposed reassessment from a foreign taxing authority relating to certain matters occurring from 1998 through 2001 regarding one of its subsidiaries. In September 2006, the Company received the formal notice of reassessment in the amount of $14.7 million including interest and penalties, converted as of June 30, 2009 ($14.6 million converted as of December 31, 2006), and in December 2006 the Company paid a deposit of $8.5 million. The Company maintains a reserve and believes it is adequate to address its exposure to this matter.

The Company is under audit by the State of Texas for alleged improper collection of state sales tax on collection services. Under Texas law, both client and debtor need to be within the state to create a taxable transaction. The State of Texas issued an initial assessment, which was subsequently reduced to approximately $3.5 million after the Company worked with its clients, and was paid by the Company in March 2008.

14.  Commitments and Contingencies (continued):

Litigation and Investigations (continued):

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

Other:

The Company is involved in other legal proceedings, regulatory investigations, client audits and tax examinations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings, regulatory investigations, client audits or tax examinations will have a materially adverse effect on the financial condition or results of operations of the Company.

15.  Segment Reporting:

As of June 30, 2009, the Company’s business consisted of three operating divisions: ARM, CRM and Portfolio Management. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies.”

ARM provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM serves clients of all sizes in local, regional and national markets in North America, Europe and Australia through offices in North America, Asia, Europe and Australia. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. ARM had total assets, net of any intercompany balances, of $1.2 billion at June 30, 2009 and December 31, 2008. ARM also provides accounts receivable management services to Portfolio Management. ARM recorded revenue of $16.3 million and $22.7 million for intercompany services to Portfolio Management for the three months ended June 30, 2009 and 2008, respectively, and $34.0 million and $45.5 million for the six months ended June 30, 2009 and 2008, respectively.

The CRM division provides customer relationship management services to clients in North America through offices in North America and Asia. CRM had total assets, net of any intercompany balances, of $268.6 million and $283.3 million at June 30, 2009 and December 31, 2008, respectively. CRM also provides certain services to ARM. CRM recorded revenue of $4.1 million and $705,000 for intercompany services to ARM for the three months ended June 30, 2009 and 2008, respectively, and $5.0 million and $902,000 for these services for the six months ended June 30, 2009 and 2008, respectively.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies and other consumer oriented companies. Portfolio Management had total assets, net of any intercompany balances, of $182.8 million and $197.9 million at June 30, 2009 and December 31, 2008, respectively. Portfolio Management’s revenue was impacted by impairment charges recorded for a valuation allowance against the carrying value of portfolios of $1.4 million and $24.6 million for the three months ended June 30, 2009 and 2008, respectively, and $1.3 million and $30.8 million for the six months ended June 30, 2009 and 2008, respectively.

15.  Segment Reporting (continued):

The following tables represent the revenue, payroll and related expenses, selling, general, and administrative expenses, restructuring charges and income from operations before depreciation and amortization for each segment:

	For the Three Months Ended June 30, 2009
	(amounts in thousands)
			Portfolio
	ARM	CRM	Management	Eliminations	Total
Revenue	$296,211	$85,239	$17,556	$(20,387)	$378,619
Payroll and related expenses	139,336	61,097	1,551	(4,062)	197,922
Selling, general and admin. expenses	120,834	16,291	16,842	(16,325)	137,642
Restructuring charges	1,333	4	—	—	1,337
Income from operations before depreciation and amortization	$34,708	$7,847	$(837)	$—	$41,718

	For the Three Months Ended June 30, 2008
	(amounts in thousands)
			Portfolio
	ARM	CRM	Management	Eliminations	Total
Revenue	$334,788	$84,768	$8,803	$(23,375)	$404,984
Payroll and related expenses	160,446	62,173	1,980	(705)	223,894
Selling, general and admin. expenses	131,619	14,997	23,673	(22,670)	147,619
Restructuring charges	1,888	2,339	—	—	4,227
Income from operations before depreciation and amortization	$40,835	$5,259	$(16,850)	$—	$29,244

	For the Six Months Ended June 30, 2009
	(amounts in thousands)
			Portfolio
	ARM	CRM	Management	Eliminations	Total
Revenue	$607,492	$174,333	$37,945	$(39,022)	$780,748
Payroll and related expenses	283,099	122,575	3,039	(5,026)	403,687
Selling, general and admin. expenses	246,475	32,288	35,067	(33,996)	279,834
Restructuring charges	1,572	182	26	—	1,780
Income from operations before depreciation and amortization	$76,346	$19,288	$(187)	$—	$95,447
Purchases of property and equipment	$8,819	$9,236	$—	$—	$18,055

15.  Segment Reporting (continued):

	For the Six Months Ended June 30, 2008
	(amounts in thousands)
			Portfolio
	ARM	CRM	Management	Eliminations	Total
Revenue	$607,979	$170,517	$37,503	$(46,447)	$769,552
Payroll and related expenses	290,788	126,354	4,073	(902)	420,313
Selling, general and admin. expenses	244,623	30,030	47,329	(45,545)	276,437
Restructuring charges	4,412	2,456	—	—	6,868
Income from operations before depreciation and amortization	$68,156	$11,677	$(13,899)	$—	$65,934
Purchases of property and equipment	$7,087	$11,223	$—	$—	$18,310

16.  Related Party Transactions:

The Company pays OEP a management fee of $3.0 million per year, plus reimbursement of expenses, for management, advice and related services. During the three and six months ended June 30, 2009, the Company incurred $750,000 and $1.5 million, respectively, relating to such management fees, which were included in selling, general and administrative expenses.

OEP is an indirect wholly owned subsidiary of JPM, and JPM is a client of the Company. For the three and six months ended June 30, 2009, the Company received fees for providing services to JPM of $3.4 million and $6.8 million, respectively.  At June 30, 2009, the Company had no accounts receivable due from JPM. At December 31, 2008, the Company had accounts receivable of $9,000 due from JPM. Additionally, affiliates of Citigroup are investors of the Company, and Citigroup is a client of the Company. For the three and six months ended June 30, 2009, the Company received fees for providing services to Citigroup of $13.8 million and $29.2 million, respectively. At June 30, 2009 and December 31, 2008, the Company had accounts receivable of $2.1 million and $3.3 million, respectively, due from Citigroup.

On January 2, 2008, the Company acquired SST, a third-party consumer receivable servicer. Prior to the acquisition, SST was an indirect wholly owned subsidiary JPM. JPM also indirectly wholly owns OEP, which has had a controlling interest in the Company since November 15, 2006 (note 4).

The Company has certain corporate banking relationships with affiliates of JPM and is charged market rates for these services.

17.  Recently Issued and Proposed Accounting Pronouncements:

FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”:

In April 2009, the FASB issued Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP 157-4”). FSP 157-4 provides additional guidance for determining fair value in accordance with SFAS 157, emphasizing that even if the volume and level of activity for the asset or liability have significantly decreased, the fair value measurement remains the same. FSP 157-4 also provides guidance for identifying circumstances which indicate that a transaction is not orderly.  The Company adopted FSP 157-4 for the interim reporting period ended June 30, 2009, and it did not have a material impact on its financial condition or results of operations.

17.  Recently Issued and Proposed Accounting Pronouncements (continued):

FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”:

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”,” (“FSP 107-1”). FSP 107-1 requires disclosures about fair value of financial instruments for interim reporting periods of publically traded companies, as is currently required in annual financial statements. The Company adopted FSP 107-1 for the interim reporting period ended June 30, 2009 and included the required disclosures in note 12.

FASB Statement of Financial Accounting Standards No. 165, “Subsequent Events”:

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This statement is applicable to accounting and disclosure of subsequent events that are not addressed by other authoritative accounting literature. SFAS 165 establishes general standards for accounting and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued, and creates new terminology for subsequent events as either “recognized” or “nonrecognized”. SFAS 165 also requires the disclosure of the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or available to be issued. The Company adopted SFAS 165 for the interim reporting period ended June 30, 2009 and included the required disclosures in note 18.

FASB Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”:

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). This statement removes the concept of qualifying special-purpose entities from SFAS 140 and eliminates the exception from applying FIN 46(R) to qualifying special-purpose entities. SFAS 166 requires additional disclosures in order to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS 166 is effective for the Company on January 1, 2010. The Company is currently reviewing the standard to assess the impact of adoption.

FASB Statement of Financial Accounting Standards No. 167, “Consolidation of Variable Interest Entities, an amendment to FIN 46(R)”:

In June 2009, the FASB issued SFAS No. 167, “Consolidation of Variable Interest Entities, an amendment to FIN 46(R)” (“SFAS 167”). This statement amends FIN 46(R) to require companies to perform an analysis to determine if their variable interest gives them a controlling financial interest the variable interest entity, and requires ongoing reassessments of who is the primary beneficiary of a variable interest entity. SFAS 167 also requires enhanced disclosures of information about involvement in a variable interest entity. SFAS 167 is effective for the Company on January 1, 2010. The Company is currently reviewing the standard to assess the impact of adoption.

FASB Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”:

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). This statement establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB for nongovernmental entities, which supersedes all existing non-SEC accounting and reporting standards. SEC registrants must still comply with rules and interpretive releases of the SEC. SFAS 168 is effective for the Company for the interim reporting period ending September 30, 2009, and it will not have a material impact on its financial condition or results of operations.

18.  Subsequent Events:

Subsequent events have been evaluated through August 14, 2009, which is the date the financial statements were issued.

The Company has entered into a letter of intent, subject to certain contingencies, to sell certain assets and liabilities for approximately $24.5 million. The sale is currently expected to close in the third quarter of 2009. The following presents the carrying amount of the assets and liabilities to be sold (amounts in thousands):

	June 30, 2009	December 31, 2008
Accounts receivable, trade	$7,820	$8,737
Prepaid expenses and other current assets	3,257	3,398
Property and equipment	208	376
Intangible assets	8,126	8,917
Other assets	12	70
Total assets	$19,423	$21,498

Accounts payable and accrued expenses	$4,051	$1,076
Other long-term liabilities	3,007	3,189
Total liabilities	$7,058	$4,265

19.  Subsidiary Guarantor Financial Information:

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

19.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

June 30, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$16,597	$18,852	$—	$35,449
Accounts receivable, trade, net of allowance for doubtful accounts	—	179,710	21,304	—	201,014
Purchased accounts receivable, current portion	—	24,982	36,571	—	61,553
Deferred income taxes	4,058	29,926	370	—	34,354
Prepaid expenses and other current assets	1,329	36,914	29,844	—	68,087
Total current assets	5,387	288,129	106,941	—	400,457

Property and equipment, net	—	93,411	36,755	—	130,166

Other assets:
Goodwill	—	498,913	61,912	—	560,825
Trade name, net of accumulated amortization	—	82,279	2,847	—	85,126
Customer relationships and other intangible assets, net of accumulated amortization	—	279,178	22,809	—	301,987
Purchased accounts receivable, net of current portion	—	57,044	53,677	—	110,721
Investment in subsidiaries	758,422	28,776	—	(787,198)	—
Other assets	14,616	53,218	(21,863)	—	45,971
Total other assets	773,038	999,408	119,382	(787,198)	1,104,630
Total assets	$778,425	$1,380,948	$263,078	$(787,198)	$1,635,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$6,054	$584	$17,329	$—	$23,967
Intercompany (receivable) payable	(60,645)	(56,131)	116,776	—	—
Income taxes payable	—	—	1,326	—	1,326
Accounts payable	750	22,153	1,456	—	24,359
Accrued expenses	19,991	62,284	22,242	—	104,517
Accrued compensation and related expenses	—	32,383	13,167	—	45,550
Deferred revenue, current portion	—	37,059	394	—	37,453
Total current liabilities	(33,850)	98,332	172,690	—	237,172

Long-term liabilities:
Long-term debt, net of current portion	585,617	389,526	6,055	—	981,198
Deferred income taxes	(76,115)	132,400	5,478	—	61,763
Deferred revenue, net of current portion	—	5,509	64	—	5,573
Other long-term liabilities	3,675	18,219	10,970	—	32,864

Stockholders’ equity:
Total NCO Group, Inc. stockholders’ equity	299,098	736,962	50,236	(787,198)	299,098
Noncontrolling interests	—	—	17,585	—	17,585
Total stockholders’ equity	299,098	736,962	67,821	(787,198)	316,683
Total liabilities and stockholders’ equity	$778,425	$1,380,948	$263,078	$(787,198)	$1,635,253

19.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

December 31, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$15,334	$14,546	$—	$29,880
Accounts receivable, trade, net of allowance for doubtful accounts	—	210,520	8,129	—	218,649
Purchased accounts receivable, current portion	—	19,191	50,815	—	70,006
Deferred income taxes	4,057	29,908	251	—	34,216
Prepaid expenses and other current assets	2,027	51,082	13,486	—	66,595
Total current assets	6,084	326,035	87,227	—	419,346

Property and equipment, net	—	101,453	36,819	—	138,272

Other assets:
Goodwill	—	500,272	64,345	—	564,617
Trade name, net of accumulated amortization	—	82,619	2,847	—	85,466
Customer relationships and other intangible assets, net of accumulated amortization	—	311,056	22,895	—	333,951
Purchased accounts receivable, net of current portion	—	46,401	69,252	—	115,653
Investment in subsidiaries	828,883	24,771	—	(853,654)	—
Other assets	15,002	51,715	(22,383)	—	44,334
Total other assets	843,885	1,016,834	136,956	(853,654)	1,144,021
Total assets	$849,969	$1,444,322	$261,002	$(853,654)	$1,701,639

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$6,054	$594	$23,911	$—	$30,559
Intercompany (receivable) payable	(30,025)	10,812	98,188	(78,975)	—
Income taxes payable	—	—	3,543	—	3,543
Accounts payable	—	26,927	(8,901)	—	18,026
Accrued expenses	30,440	89,444	8,590	—	128,474
Accrued compensation and related expenses	—	34,173	12,293	—	46,466
Deferred revenue, current portion	—	40,392	339	—	40,731
Total current liabilities	6,469	202,342	137,963	(78,975)	267,799

Long-term liabilities:
Long-term debt, net of current portion	644,646	389,902	13,969	—	1,048,517
Deferred income taxes	(64,958)	116,892	11,662	—	63,596
Deferred revenue, net of current portion	—	5,349	55	—	5,404
Other long-term liabilities	2,826	19,106	10,602	—	32,534

Stockholders’ equity:
Total NCO Group, Inc. stockholders’ equity	260,986	710,731	63,948	(774,679)	260,986
Noncontrolling interests	—	—	22,803	—	22,803
Total stockholders’ equity	260,986	710,731	86,751	(774,679)	283,789
Total liabilities and stockholders’ equity	$849,969	$1,444,322	$261,002	$(853,654)	$1,701,639

19.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended June 30, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$361,678	$74,917	$(74,827)	$361,768
Portfolio	—	8,716	8,135	—	16,851
Portfolio sales	—	—	—	—	—
Total revenues	—	370,394	83,052	(74,827)	378,619

Operating costs and expenses:
Payroll and related expenses	3	206,249	47,009	(55,339)	197,922
Selling, general and administrative expenses	1,096	124,330	31,704	(19,488)	137,642
Depreciation and amortization expense	—	23,009	7,610	—	30,619
Restructuring charges	—	1,348	(11)	—	1,337
Total operating costs and expenses	1,099	354,936	86,312	(74,827)	367,520
(Loss) income from operations	(1,099)	15,458	(3,260)	—	11,099

Other income (expense):
Interest and investment income	8	421	165	—	594
Interest expense	(17,451)	(8,369)	(854)	—	(26,674)
Interest (expense) income to affiliate	(1,001)	2,424	(1,423)	—	—
Subsidiary income (loss)	3,831	(2,829)	—	(1,002)	—
Other income, net	6,206	660	—	—	6,866
	(8,407)	(7,693)	(2,112)	(1,002)	(19,214)
(Loss) income before income taxes	(9,506)	7,765	(5,372)	(1,002)	(8,115)

Income tax (benefit) expense	(4,290)	3,352	(1,600)	—	(2,538)

Net (loss) income	(5,216)	4,413	(3,772)	(1,002)	(5,577)

Less: Net loss attributable to noncontrolling interests	—	—	(361)	—	(361)

Net (loss) income attributable to NCO Group, Inc.	$(5,216)	$4,413	$(3,411)	$(1,002)	$(5,216)

19.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended June 30, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$399,514	$90,097	$(93,058)	$396,553
Portfolio	—	8,693	(1,179)	—	7,514
Portfolio sales	—	160	757	—	917
Total revenues	—	408,367	89,675	(93,058)	404,984

Operating costs and expenses:
Payroll and related expenses	3	230,371	59,975	(66,455)	223,894
Selling, general and administrative expenses	1,016	137,547	35,659	(26,603)	147,619
Depreciation and amortization expense	—	24,293	7,854	—	32,147
Restructuring charges	—	1,703	2,524	—	4,227
Total operating costs and expenses	1,019	393,914	106,012	(93,058)	407,887
(Loss) income from operations	(1,019)	14,453	(16,337)	—	(2,903)

Other income (expense):
Interest and investment income	63	236	240	—	539
Interest (expense) income	(15,820)	(7,783)	600	—	(23,003)
Interest (expense) income to affiliate	(424)	2,099	(1,675)	—	—
Subsidiary (loss) income	(4,053)	(10,655)	—	14,708	—
Other income (expense), net	—	(579)	—	—	(579)
	(20,234)	(16,682)	(835)	14,708	(23,043)
(Loss) income before income taxes	(21,253)	(2,229)	(17,172)	14,708	(25,946)

Income tax (benefit) expense	(6,502)	2,033	(3,638)	—	(8,107)

Net (loss) income	(14,751)	(4,262)	(13,534)	14,708	(17,839)

Less: Net loss attributable to noncontrolling interests	—	—	(3,088)	—	(3,088)

Net (loss) income attributable to NCO Group, Inc.	$(14,751)	$(4,262)	$(10,446)	$14,708	$(14,751)

19.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Six Months Ended June 30, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$749,090	$135,521	$(146,729)	$737,882
Portfolio	—	20,356	22,149	—	42,505
Portfolio sales	—	83	278	—	361
Total revenues	—	769,529	157,948	(146,729)	780,748

Operating costs and expenses:
Payroll and related expenses	8	417,581	92,531	(106,433)	403,687
Selling, general and administrative expenses	2,180	258,016	59,934	(40,296)	279,834
Depreciation and amortization expense	—	46,852	14,849	—	61,701
Restructuring charges	—	1,574	206	—	1,780
Total operating costs and expenses	2,188	724,023	167,520	(146,729)	747,002
(Loss) income from operations	(2,188)	45,506	(9,572)	—	33,746

Other income (expense):
Interest and investment income	30	764	142	—	936
Interest expense	(33,407)	(15,220)	(1,157)	—	(49,784)
Interest (expense) income to affiliate	(1,667)	4,464	(2,797)	—	—
Subsidiary income (loss)	14,826	(7,527)	—	(7,299)	—
Other income (expense), net	2,783	379	—	—	3,162
	(17,435)	(17,140)	(3,812)	(7,299)	(45,686)
(Loss) income before income taxes	(19,623)	28,366	(13,384)	(7,299)	(11,940)

Income tax (benefit) expense	(12,298)	12,354	(3,740)	—	(3,684)

Net (loss) income	(7,325)	16,012	(9,644)	(7,299)	(8,256)

Less: Net loss attributable to noncontrolling interests	—	—	(931)	—	(931)

Net (loss) income attributable to NCO Group, Inc.	$(7,325)	$16,012	$(8,713)	$(7,299)	$(7,325)

19.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Six Months Ended June 30, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$736,110	$175,660	$(180,172)	$731,598
Portfolio	—	17,635	18,579	—	36,214
Portfolio sales	—	318	1,422	—	1,740
Total revenues	—	754,063	195,661	(180,172)	769,552

Operating costs and expenses:
Payroll and related expenses	7	429,882	119,413	(128,989)	420,313
Selling, general and administrative expenses	2,102	252,507	73,011	(51,183)	276,437
Depreciation and amortization expense	—	44,729	15,204	—	59,933
Restructuring charges	—	3,635	3,233	—	6,868
Total operating costs and expenses	2,109	730,753	210,861	(180,172)	763,551
(Loss) income from operations	(2,109)	23,310	(15,200)	—	6,001

Other income (expense):
Interest and investment (expense) income	(31)	531	319	—	819
Interest expense	(32,052)	(13,880)	522	—	(45,410)
Interest (expense) income to affiliate	(1,310)	4,596	(3,286)	—	—
Subsidiary (loss) income	(1,886)	(11,283)	—	13,169	—
Other income (expense), net	—	(161)	—	—	(161)
	(35,279)	(20,197)	(2,445)	13,169	(44,752)
(Loss) income before income taxes	(37,388)	3,113	(17,645)	13,169	(38,751)

Income tax (benefit) expense	(13,401)	5,015	(3,617)	—	(12,003)

Net (loss) income	(23,987)	(1,902)	(14,028)	13,169	(26,748)

Less: Net loss attributable to noncontrolling interests	—	—	(2,761)	—	(2,761)

Net (loss) income attributable to NCO Group, Inc.	$(23,987)	$(1,902)	$(11,267)	$13,169	$(23,987)

19.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(18,551)	$90,652	$(13,168)	$58,933

Cash flows from investing activities:
Purchases of accounts receivable	—	(30,679)	(2,275)	(32,954)
Collections applied to principal of purchased accounts receivable	—	13,676	32,977	46,653
Proceeds from sales and resales of purchased accounts receivable	—	124	401	525
Purchases of property and equipment	—	(11,415)	(6,640)	(18,055)
Proceeds from bonds and notes receivable	—	149	—	149
Net cash paid for acquisitions and related costs	—	(128)	(652)	(780)
Net cash (used in) provided by investing activities	—	(28,273)	23,811	(4,462)

Cash flows from financing activities:
Repayment of notes payable	—	(291)	(14,857)	(15,148)
Net repayments of revolving credit facility	(41,000)	—	—	(41,000)
Repayment of borrowings under senior term loan	(18,027)	—	—	(18,027)
Borrowings under (repayments of) intercompany notes payable	48,437	(60,825)	12,388	—
Payment of fees to obtain debt	(2,477)	—	—	(2,477)
Return of investment in subsidiary to noncontrolling interests	—	—	(4,287)	(4,287)
Issuance of stock, net	39,667	—	—	39,667
Payment of deemed dividend to JPM	(8,049)	—	—	(8,049)
Net cash provided by (used in) financing activities	18,551	(61,116)	(6,756)	(49,321)

Effect of exchange rate on cash	—	—	419	419

Net increase in cash and cash equivalents	—	1,263	4,306	5,569

Cash and cash equivalents at beginning of the period	—	15,334	14,546	29,880

Cash and cash equivalents at end of the period	$—	$16,597	$18,852	$35,449

19.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(21,541)	$68,111	$21,742	$68,312

Cash flows from investing activities:
Purchases of accounts receivable	—	(29,375)	(44,514)	(73,889)
Collections applied to principal of purchased accounts receivable	—	(1,789)	47,573	45,784
Proceeds from sales and resales of purchased accounts receivable	—	345	1,540	1,885
Purchases of property and equipment	—	(14,763)	(3,547)	(18,310)
Proceeds from bonds and notes receivable	—	418	—	418
Net cash paid for acquisitions and related costs	—	(325,686)	223	(325,463)
Net cash (used in) provided by investing activities	—	(370,850)	1,275	(369,575)

Cash flows from financing activities:
Repayment of notes payable	—	(109)	(19,651)	(19,760)
Borrowings under notes payable	—	—	13,306	13,306
Net borrowings under revolving credit facility	9,000	—	—	9,000
Repayment of borrowings under senior term loan	—	(7,718)	—	(7,718)
Borrowings under senior term loan, net of fees	—	134,135	—	134,135
Borrowings under (repayments of) intercompany notes payable	(185,011)	186,637	(1,626)	—
Payment of fees to obtain debt	(10)	(4,307)	—	(4,317)
Investment in subsidiary by noncontrolling interests	—	—	2,191	2,191
Return of investment in subsidiary to noncontrolling interests	—	—	(5,631)	(5,631)
Issuance of stock, net	209,719	—	—	209,719
Payment of deemed dividend to JPM	(12,157)	—	—	(12,157)
Net cash provided by (used in) financing activities	21,541	308,638	(11,411)	318,768

Effect of exchange rate on cash	—	—	(372)	(372)

Net increase in cash and cash equivalents	—	5,899	11,234	17,133

Cash and cash equivalents at beginning of the period	—	17,755	13,528	31,283

Cash and cash equivalents at end of the period	$—	$23,654	$24,762	$48,416

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

The Company can give no assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. The Company disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise. For additional information concerning the risks that affect us, see our Form 10-K for the year ended December 31, 2008 and “Part II. Other Information - Item 1A. Risk Factors” of this Report on Form 10-Q.

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

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue.  Revenue decreased $26.4 million, or 6.5 percent, to $378.6 million for the three months ended June 30, 2009, from $405.0 million for the three months ended June 30, 2008. For the three months ended June 30, 2009, ARM, CRM, Portfolio Management accounted for $296.2 million, $85.2 million and $17.6 million of revenue, respectively. Included in ARM’s revenue was $16.3 million of intercompany revenue from Portfolio Management and included in CRM’s revenue was $4.1 million of intercompany revenue from ARM, which were eliminated upon consolidation. For the three months ended June 30, 2008, these divisions accounted for $334.8 million, $84.8 million and $8.8 million of revenue, respectively. Included in ARM’s revenue was $22.7 million of intercompany revenue from Portfolio Management and included in CRM’s revenue was $705,000 of intercompany revenue from ARM, which were eliminated upon consolidation.

ARM’s revenue decreased $38.6 million, or 11.5 percent, to $296.2 million for the three months ended June 30, 2009, from $334.8 million for the three months ended June 30, 2008. The decrease in ARM’s revenue was primarily attributable to lower than expected overall collections and a $6.3 million decrease in fees from collection services performed for Portfolio Management, partially offset by increased volume from new and existing clients in both first-party (early stage) and contingent collections.

Revenue for the CRM division increased $400,000, or 0.5 percent, to $85.2 million for the three months ended June 30, 2009, from $84.8 million for the three months ended June 30, 2008. The increase in CRM’s revenue was primarily due to increased client volume related to the implementation of new contracts during 2008 and 2009, partially offset by lower volumes from certain existing clients due to the impact of the economy.

Portfolio Management’s revenue increased $8.8 million, or 100 percent, to $17.6 million for the three months ended June 30, 2009, from $8.8 million for the three months ended June 30, 2008. Portfolio Management’s collections, excluding all portfolio sales, decreased $15.9 million, or 29.0 percent, to $38.9 million for the three months ended June 30, 2009, from $54.8 million for the three months ended June 30, 2008. Revenue for the three months ended June 30, 2009, included a $1.4 million impairment charge recorded for a valuation allowance against the carrying value of the portfolios, compared to an impairment of $24.6 million for the three months ended June 30, 2008. Excluding the effect of the impairment charges, as well as portfolio sales, Portfolio Management’s revenue represented 47.7 percent of collections for the three months ended June 30, 2009, as compared to 58.4 percent of collections for the three months ended June 30, 2008. The remaining decrease in revenue and collections was attributable to the effect of the weaker collection environment during the later half of 2008 and 2009. There was no revenue from portfolio sales for the three months ended June 30, 2009, compared to $917,000 for the three months ended June 30, 2008.

Payroll and related expenses.  Payroll and related expenses decreased $26.0 million to $197.9 million for the three months ended June 30, 2009, from $223.9 million for the three months ended June 30, 2008, and decreased as a percentage of revenue to 52.3 percent from 55.3 percent.

ARM’s payroll and related expenses decreased $21.1 million to $139.3 million for the three months ended June 30, 2009, from $160.4 million for the three months ended June 30, 2008, and decreased as a percentage of revenue to 47.0 percent from 47.9 percent. ARM’s payroll and related expenses decreased as a percentage of revenue primarily due to the integration efforts following the acquisition of OSI on February 29, 2008, as well as the deployment of additional staff in off-shore locations where labor costs are lower. Included in ARM’s payroll and related expenses for the three months ended June 30, 2009 and 2008, was $4.1 million and $705,000, respectively, of intercompany expense from CRM, for services provided to ARM.

CRM’s payroll and related expenses decreased $1.1 million to $61.1 million for the three months ended June 30, 2009, from $62.2 million for the three months ended June 30, 2008, and decreased as a percentage of revenue to 71.7 percent from 73.3 percent. The decrease as a percentage of revenue was primarily a result of our continuing deployment of additional staff in off-shore locations where labor costs are lower, offset in part by increases from ramping up capacity due to increasing client volumes, in advance of the offsetting revenue generation.

Portfolio Management’s payroll and related expenses decreased $429,000 to $1.6 million for the three months ended June 30, 2009, from $2.0 million for the three months ended June 30, 2008. Portfolio Management outsources all of its collection services to ARM and, therefore, has a relatively small fixed payroll cost structure.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $10.0 million to $137.6 million for the three months ended June 30, 2009, from $147.6 million for the three months ended June 30, 2008, and decreased slightly as a percentage of revenue to 36.3 percent from 36.5 percent.

ARM’s selling, general and administrative expenses decreased $10.8 million to $120.8 million for the three months ended June 30, 2009, from $131.6 million for the three months ended June 30, 2008, but increased as a percentage of revenue to 40.8 percent from 39.3 percent. The increase in ARM’s selling, general and administrative expenses as a percentage of revenue was primarily attributable to leveraging our infrastructure over the lower revenue base.

CRM’s selling, general and administrative expenses increased $1.3 million to $16.3 million for the three months ended June 30, 2009, from $15.0 million for the three months ended June 30, 2008, and increased as a percentage of revenue to 19.1 percent from 17.7 percent. The increase in CRM’s selling, general and administrative expenses as a percentage of revenue was primarily attributable to ramping up capacity due to increasing client volumes, in advance of the offsetting revenue generation.

Portfolio Management’s selling, general and administrative expenses decreased $6.9 million to $16.8 million for the three months ended June 30, 2009, from $23.7 million for the three months ended June 30, 2008, but increased as a percentage of revenue, excluding portfolio sales revenue and net impairment charges, to 88.7 percent from 72.9 percent. The decrease in Portfolio Management’s selling, general and administrative expenses resulted from a $6.3 million decrease in fees for collection services provided by ARM. The increase as a percentage of revenue was primarily due to the decrease in revenue due to lower collections. Included in Portfolio Management’s selling, general and administrative expenses for the three months ended June 30, 2009 and 2008, was $16.3 million and $22.7 million, respectively, of intercompany expense from ARM, for services provided to Portfolio Management.

Restructuring charge.  During the three months ended June 30, 2009, we incurred restructuring charges of $1.3 million related to the restructuring of our legacy operations to streamline our cost structure. The charges consisted primarily of severance costs. This compares to $4.2 million of restructuring charges for the three months ended June 30, 2008.

Depreciation and amortization.  Depreciation and amortization decreased to $30.6 million for the three months ended June 30, 2009, from $32.1 million for the three months ended June 30, 2008. The decrease was primarily attributable to lower depreciation resulting from a lower level of property and equipment.

Other income (expense).  Interest expense increased to $26.7 million for the three months ended June 30, 2009, from $23.0 million for the three months ended June 30, 2008. The increase was primarily attributable to higher interest rates under our amended credit facility, partially offset by lower outstanding debt under our senior credit facility. Interest expense for the three months ended June 30, 2009 and 2008 included $4.0 million and $3.2 million, respectively, of losses from interest rate swap agreements and embedded derivatives related to our nonrecourse credit facility. Other income (expense), net for the three months ended June 30, 2009 and 2008 included approximately $6.2 million of net gains and $403,000 of net losses, respectively, resulting from foreign exchange contracts.

Income tax (benefit) expense.  For the three months ended June 30, 2009, the effective income tax rate increased slightly to 31.3 percent from 31.2 percent for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue.  Revenue increased $11.1 million, or 1.4 percent, to $780.7 million for the six months ended June 30, 2009, from $769.6 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, ARM, CRM, Portfolio Management accounted for $607.5 million, $174.3 million and $37.9 million of revenue, respectively. Included in ARM’s revenue was $34.0 million of intercompany revenue from Portfolio Management and included in CRM’s revenue was $5.0 million of intercompany revenue from ARM, which were eliminated upon consolidation. For the six months ended June 30, 2008, these divisions accounted for $608.0 million, $170.5 million and $37.5 million of revenue, respectively. Included in ARM’s revenue was $45.5 million of intercompany revenue from Portfolio Management and included in CRM’s revenue was $902,000 of intercompany revenue from ARM, which were eliminated upon consolidation.

ARM’s revenue decreased $487,000, or 0.1 percent, to $607.5 million for the six months ended June 30, 2009, from $608.0 million for the six months ended June 30, 2008. The decrease in ARM’s revenue was primarily attributable to lower than expected overall collections and an $11.5 million decrease in fees from collection services performed for Portfolio Management, partially offset by increased volume from new and existing clients in both first-party (early stage) and contingent collections.

Revenue for the CRM division increased $3.8 million, or 2.2 percent, to $174.3 million for the six months ended June 30, 2009, from $170.5 million for the six months ended June 30, 2008. The increase in CRM’s revenue was primarily due to increased client volume related to the implementation of new contracts during 2008 and 2009, partially offset by lower volumes from certain existing clients due to the impact of the economy.

Portfolio Management’s revenue increased $442,000, or 1.2 percent, to $37.9 million for the six months ended June 30, 2009, from $37.5 million for the six months ended June 30, 2008. Portfolio Management’s collections, excluding all portfolio sales, decreased $26.3 million, or 24.1 percent, to $82.7 million for the six months ended June 30, 2009, from $109.0 million for the six months ended June 30, 2008. Portfolio Management’s revenue represented 46.0 percent of collections for the six months ended June 30, 2009 as compared to 34.0 percent of collections for the six months ended June 30, 2008, excluding all portfolio sales. Such increases in revenue were attributable to $1.3 million of impairment charges recorded for a valuation allowance against the carrying value of the portfolios, compared to impairment charges of $30.8 million for the six months ended June 30, 2008. Portfolio sales revenue for the six months ended June 30, 2009 was $361,000, compared to $1.7 million for the six months ended June 30, 2008.

Payroll and related expenses.  Payroll and related expenses decreased $16.6 million to $403.7 million for the six months ended June 30, 2009, from $420.3 million for the six months ended June 30, 2008, and decreased as a percentage of revenue to 51.7 percent from 54.6 percent.

ARM’s payroll and related expenses decreased $7.7 million to $283.1 million for the six months ended June 30, 2009, from $290.8 million for the six months ended June 30, 2008, and decreased as a percentage of revenue to 46.6 percent from 47.8 percent. ARM’s payroll and related expenses decreased as a percentage of revenue primarily due to the integration efforts following the acquisition of OSI on February 29, 2008, as well as the deployment of additional staff in off-shore locations where labor costs are lower. Included in ARM’s payroll and related expenses for the six months ended June 30, 2009 and 2008, was $5.0 million and $902,000, respectively, of intercompany expense from CRM, for services provided to ARM.

CRM’s payroll and related expenses decreased $3.8 million to $122.6 million for the six months ended June 30, 2009, from $126.4 million for the six months ended June 30, 2008, and decreased as a percentage of revenue to 70.3 percent from 74.1 percent. The decrease as a percentage of revenue was primarily a result of our continuing deployment of additional staff in off-shore locations where labor costs are lower.

Portfolio Management’s payroll and related expenses decreased $1.1 million to $3.0 million for the six months ended June 30, 2009, from $4.1 million for the six months ended June 30, 2008. Portfolio Management outsources all of its collection services to ARM and, therefore, has a relatively small fixed payroll cost structure.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $3.4 million to $279.8 million for the six months ended June 30, 2009, from $276.4 million for the six months ended June 30, 2008, but decreased slightly as a percentage of revenue to 35.8 percent from 35.9 percent.

ARM’s selling, general and administrative expenses increased $1.9 million to $246.5 million for the six months ended June 30, 2009, from $244.6 million for the six months ended June 30, 2008, and increased slightly as a percentage of revenue to 40.6 percent from 40.2 percent. The increase in ARM’s selling, general and administrative expenses as a percentage of revenue was primarily attributable to leveraging our infrastructure over the lower revenue base, offset in part by integration efforts following the OSI acquisition.

CRM’s selling, general and administrative expenses increased $2.3 million to $32.3 million for the six months ended June 30, 2009, from $30.0 million for the six months ended June 30, 2008, and increased as a percentage of revenue to 18.5 percent from 17.6 percent. The increase in CRM’s selling, general and administrative expenses as a percentage of revenue was primarily attributable to ramping up capacity due to increasing client volumes, in advance of the offsetting revenue generation.

Portfolio Management’s selling, general and administrative expenses decreased $12.2 million to $35.1 million for the six months ended June 30, 2009, from $47.3 million for the six months ended June 30, 2008, but increased as a percentage of revenue, excluding portfolio sales revenue and net impairment charges, to 90.1 percent from 71.1 percent. The decrease in Portfolio Management’s selling, general and administrative expenses resulted from an $11.5 million decrease in fees for collection services provided by ARM. The increase as a percentage of revenue was primarily due to the decrease in revenue due to lower collections. Included in Portfolio Management’s selling, general and administrative expenses for the six months ended June 30, 2009 and 2008, was $34.0 million and $45.5 million, respectively, of intercompany expense from ARM, for services provided to Portfolio Management.

Restructuring charge.  During the six months ended June 30, 2009, we incurred restructuring charges of $1.8 million related to the restructuring of our legacy operations to streamline our cost structure. The charges consisted primarily of severance costs. This compares to $6.9 million of restructuring charges for the six months ended June 30, 2008.

Depreciation and amortization.  Depreciation and amortization increased to $61.7 million for the six months ended June 30, 2009, from $59.9 million for the six months ended June 30, 2008. The increase was primarily attributable to amortization of the customer relationships resulting from the OSI acquisition, offset partially by lower depreciation expense resulting from a lower level of property and equipment.

Other income (expense).  Interest expense increased to $49.8 million for the six months ended June 30, 2009, from $45.4 million for the six months ended June 30, 2008. The increase was attributable to additional borrowings under the senior credit facility primarily to fund a portion of the acquisition of OSI and higher interest rates under our amended credit facility. Interest expense for the six months ended June 30, 2009 and 2008 included $6.4 million and $5.1 million, respectively, of losses from interest rate swap agreements and embedded derivatives related to our nonrecourse credit facility. Other income (expense), net for the six months ended June 30, 2009 and 2008 included approximately $2.8 million of net gains and $226,000 of net losses, respectively, resulting from foreign exchange contracts.

Income tax (benefit) expense.  For the six months ended June 30, 2009, the effective income tax rate decreased slightly to 30.9 percent from 31.0 percent for the six months ended June 30, 2008.

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

At this time, we believe that we will be able to finance our current operations, planned capital expenditure requirements, internal growth and debt service obligations, at least through the next twelve months, with the funds generated from our operations, with our existing cash and available borrowings under our senior credit facility and nonrecourse credit facility. Additionally, we may obtain cash through additional equity and debt offerings, if needed.

We have a senior credit facility, referred to as the Credit Facility, that consists of a term loan ($570.6 million outstanding as of June 30, 2009) and a $100.0 million revolving credit facility ($40.5 million outstanding as of June 30, 2009). Additionally, we have $165.0 million of floating rate senior notes and $200.0 million 11.875 percent senior subordinated notes outstanding. As a result, we are significantly leveraged.

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

The exclusivity agreement with our nonrecourse lender expired on June 30, 2009. We are currently discussing future lending facilities for purchases of accounts receivable with the existing lender and other third-party lenders. We may have to use available cash or borrowings under our revolving credit facility to fund purchases of accounts receivable, which may limit the amount of portfolios we are able to purchase and limit borrowings for other uses.

Cash Flows from Operating Activities.  Cash provided by operating activities was $58.9 million for the six months ended June 30, 2009, compared to $68.3 million for the six months ended June 30, 2008. The decrease in cash provided by operating activities was primarily attributable to a decrease in accounts payable and accrued expenses of $10.9 million for the six months ended June 30, 2009, primarily due to changes in the fair value of derivative instruments, compared to an increase of $162,000 in the prior year period. This decrease was partially offset by a decrease in deferred income taxes of $5.7 million for the six months ended June 30, 2009 compared to a decrease of $13.5 million in the prior year period.

Cash Flows from Investing Activities.  Cash used in investing activities was $4.5 million for the six months ended June 30, 2009, compared to $369.6 million for the six months ended June 30, 2008. The decrease in cash used in investing activities was primarily attributable to net cash paid for acquisitions and related costs of $325.5 million during the six months ended June 30, 2008, primarily incurred in connection with the acquisition of OSI on February 29, 2008, as well as lower purchases of accounts receivable.

Cash Flows from Financing Activities.  Cash used in financing activities was $49.3 million for the six months ended June 30, 2009, compared to cash provided by financing activities of $318.8 million for the six months ended June 30, 2008. The cash used in financing activities was due primarily to the repayments of borrowings under our Credit Facility totaling $59.0 million and higher net repayments of nonrecourse notes payable, offset in part by net proceeds from the issuance of $39.7 million of stock that was used to fund the repayments. Cash provided by financing activities in the prior year period consisted primarily of additional senior term loan borrowings of $134.1 million and the issuance of $210.0 million of stock, both of which were used primarily to fund the OSI acquisition.

Senior Credit Facility. We have a senior credit facility (“Credit Facility”) with a syndicate of financial institutions that consists of a term loan and a $100.0 million revolving credit facility. We are required to make quarterly principal repayments of $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. We are also required to make annual prepayments of 50 percent, 25 percent or zero percent of its excess annual cash flow, based on our leverage ratio. The revolving credit facility requires no minimum principal payments until its maturity in November 2011. At June 30, 2009, the balance outstanding on the term loan was $570.6 million and the balance outstanding on the revolving credit facility was $40.5 million. The availability of the revolving credit facility is reduced by any unused letters of credit ($19.6 million at June 30, 2009). As of June 30, 2009, we had $39.9 million of remaining availability under the revolving credit facility.

Borrowings under the Credit Facility are collateralized by substantially all of our assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, investments in purchased accounts receivable, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. We were in compliance with all required financial covenants and we were not aware of any events of default as of June 30, 2009.

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

Nonrecourse Credit Facility.  We had a nonrecourse credit facility and an exclusivity agreement, collectively referred to as the Nonrecourse Agreement. The Nonrecourse Agreement provides that all purchases of accounts receivable by us with a purchase price in excess of $1.0 million were first offered to the lender for financing at its discretion. If the lender chose to participate in the financing of a portfolio of accounts receivable, the financing was structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender financed non-equity borrowings with floating interest at an annual rate equal to LIBOR plus 2.50 percent, or as negotiated. These borrowings are nonrecourse to us and are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios, the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and our initial investment, including interest. Total debt outstanding under this facility as of June 30, 2009 was $22.6 million, including $2.7 million of accrued residual interest. As of June 30, 2009, we were in compliance with all required covenants.

The exclusivity agreement to the Nonrecourse Agreement expired on June 30, 2009. The borrowings outstanding under the nonrecourse credit facility were not affected and remain subject to the terms discussed above. We are currently discussing future lending facilities for purchases of accounts receivable with our existing lender and other third-party lenders. We may have to use available cash or borrowings under our revolving credit facility to fund purchases of accounts receivable, which may limit the amount of portfolios we are able to purchase and limit borrowings for other uses.

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

Foreign Currency Risk.  Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which we are exposed include the Canadian dollar, the Philippine peso, the British pound and the Australian dollar. Due to the size of the Canadian and Philippine operations, we currently use forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such contracts will be adversely affected by changes in exchange rates. Our objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection. During the six months ended June 30, 2009, we continued to see volatility of the U.S. dollar, primarily as it relates to the Canadian dollar and the Philippine peso. We believe this trend may continue, and if so, it could have a negative impact on our future results of operations.

Interest Rate Risk.  At June 30, 2009, we had $798.7 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year. We currently use interest rate swap agreements and interest rate cap agreements in a effort to limit potential losses from adverse interest rate changes.

Critical Accounting Policies and Estimates

General.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the following accounting policies and estimates are the most critical and could have the most impact on our results of operations: goodwill, other intangible assets and purchase accounting, revenue recognition for purchased accounts receivable, income taxes, and allowance for doubtful accounts. These are described in note 2 to our 2008 financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. During the six months ended June 30, 2009, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

Item 4T.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2009. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to determine whether any changes occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended June 30, 2009.

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

Part II.  Other Information

Item 1.    Legal Proceedings

The Company is party, from time to time, to various legal proceedings, regulatory investigations, client audits and tax examinations incidental to its business. The Company continually monitors these legal proceedings, regulatory investigations and tax examinations to determine the impact and any required accruals.

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

Tax Matters:

In 2004, the Company received notice of a proposed reassessment from a foreign taxing authority relating to certain matters occurring from 1998 through 2001 regarding one of its subsidiaries. In September 2006, the Company received the formal notice of reassessment in the amount of $14.7 million including interest and penalties, converted as of June 30, 2009 ($14.6 million converted as of December 31, 2006), and in December 2006 the Company paid a deposit of $8.5 million. The Company maintains a reserve and believes it is adequate to address its exposure to this matter.

The Company is under audit by the State of Texas for alleged improper collection of state sales tax on collection services. Under Texas law, both client and debtor need to be within the state to create a taxable transaction. The State of Texas issued an initial assessment, which was subsequently reduced to approximately $3.5 million after the Company worked with its clients, and was paid by the Company in March 2008.

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

Other:

The Company is involved in other legal proceedings, regulatory investigations, client audits and tax examinations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings, regulatory investigations or tax examinations will have a materially adverse effect on the financial condition or results of operations of the Company.

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

NCO Group, Inc.

Date: August 14, 2009	By:	/s/ Michael J. Barrist
Michael J. Barrist
Chairman of the Board, President
and Chief Executive Officer
(principal executive officer)

Date: August 14, 2009	By:	/s/ John R. Schwab
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