Form 10-Q
period 2009-09-30
NCO Group, Inc.
filed 2009-11-13
CIK 1397772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of each of the issuer’s classes of common stock as of November 12, 2009 was: 2,960,847 shares of Class A common stock, $0.01 par value and 399,814 shares of Class L common stock, $0.01 par value.

NCO GROUP, INC.

Part I.  Financial Information

Item 1.  Financial Statements

NCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$50,438	$29,880
Accounts receivable, trade, net of allowance for doubtful accounts of $5,850 and $5,008, respectively	193,471	210,043
Purchased accounts receivable, current portion, net of allowance for impairment of $139,062 and $123,804, respectively	55,194	70,006
Deferred income taxes	31,796	34,216
Prepaid expenses and other current assets	54,774	63,197
Assets held for sale, current portion	9,444	12,004
Total current assets	395,117	419,346

Funds held on behalf of clients (note 9)

Property and equipment, net	127,673	137,896

Other assets:
Goodwill	561,688	564,617
Trade name, net of accumulated amortization	84,956	85,466
Customer relationships and other intangible assets, net of accumulated amortization	280,727	327,633
Purchased accounts receivable, net of current portion	99,374	115,653
Other assets	44,501	44,264
Assets held for sale, net of current portion	6,047	6,764
Total other assets	1,077,293	1,144,397
Total assets	$1,600,083	$1,701,639

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$20,817	$30,559
Income taxes payable	681	3,543
Accounts payable	17,350	18,018
Accrued expenses	109,434	127,722
Accrued compensation and related expenses	47,633	46,252
Deferred revenue, current portion	37,286	40,731
Liabilities held for sale, current portion	2,458	974
Total current liabilities	235,659	267,799

Funds held on behalf of clients (note 9)

Long-term liabilities:
Long-term debt, net of current portion	972,831	1,048,517
Deferred income taxes	59,560	60,407
Deferred revenue, net of current portion	4,051	5,285
Other long-term liabilities	33,576	32,534
Liabilities held for sale, net of current portion	4,217	3,308

Commitments and contingencies (note 17)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 7,500 shares authorized, 3,044 and 2,573 shares issued and outstanding, respectively	30	26
Class L common stock, par value $0.01 per share, 800 shares authorized, 400 and 401 shares issued and outstanding, respectively	4	4
Class A common stock, par value $0.01 per share, 4,500 shares authorized, 2,961 and 2,937 shares issued and outstanding, respectively	30	29
Additional paid-in capital	763,633	720,955
Accumulated other comprehensive loss	(5,246)	(10,007)
Accumulated deficit	(481,950)	(450,021)
Total NCO Group, Inc. stockholders’ equity	276,501	260,986
Noncontrolling interests	13,688	22,803
Total stockholders’ equity	290,189	283,789
Total liabilities and stockholders’ equity	$1,600,083	$1,701,639

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Services	$373,948	$382,781	$1,111,830	$1,114,379
Portfolio	(278)	(2,484)	42,227	33,730
Portfolio sales	—	759	361	2,499
Total revenues	373,670	381,056	1,154,418	1,150,608

Operating costs and expenses:
Payroll and related expenses	188,631	218,313	592,318	638,626
Selling, general and administrative expenses	156,167	147,046	436,001	423,483
Depreciation and amortization expense	29,251	31,970	90,952	91,903
Restructuring charges	1,466	3,382	3,246	10,250
Total operating costs and expenses	375,515	400,711	1,122,517	1,164,262
(Loss) income from operations	(1,845)	(19,655)	31,901	(13,654)

Other income (expense):
Interest and investment income	461	256	1,397	1,075
Interest expense	(27,196)	(24,982)	(76,980)	(70,392)
Other income (expense), net	3,925	(1,891)	7,087	(2,052)
Total other income (expense)	(22,810)	(26,617)	(68,496)	(71,369)
Loss before income taxes	(24,655)	(46,272)	(36,595)	(85,023)

Income tax expense (benefit)	2,628	(14,171)	(1,056)	(26,174)

Net loss	(27,283)	(32,101)	(35,539)	(58,849)

Less: Net loss attributable to noncontrolling interests	(2,679)	(5,623)	(3,610)	(8,384)

Net loss attributable to NCO Group, Inc.	$(24,604)	$(26,478)	$(31,929)	$(50,465)

See accompanying notes.

NCO GROUP, INC

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(35,539)	$(58,849)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	90,952	91,903
Amortization of deferred training asset	1,728	2,088
Provision for doubtful accounts	2,583	2,145
Impairment of purchased accounts receivable	15,125	63,169
Noncash interest	5,422	606
Net (gains) losses on derivative instruments	(573)	392
Gain on sale of purchased accounts receivable	(361)	(2,499)
Deferred income taxes	(4,511)	(27,787)
Other	418	1,352
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, trade	28,272	18,939
Other assets	12,371	2,719
Accounts payable and accrued expenses	(17,768)	4,404
Income taxes payable	(2,634)	(3,812)
Other long-term liabilities	(1,548)	(957)
Net cash provided by operating activities	93,937	93,813

Cash flows from investing activities:
Purchases of accounts receivable	(47,935)	(107,795)
Collections applied to principal of purchased accounts receivable	65,454	68,351
Proceeds from sales and resales of purchased accounts receivable	525	2,832
Purchases of property and equipment	(26,279)	(31,539)
Proceeds from bonds and notes receivable	121	928
Net cash paid for acquisitions and related costs	(4,029)	(339,299)
Net cash used in investing activities	(12,143)	(406,522)

Cash flows from financing activities:
Repayment of notes payable	(19,397)	(28,351)
Borrowings under notes payable	—	17,046
Net (repayments of) borrowings under revolving credit facility	(47,000)	24,500
Repayment of borrowings under senior term loan	(19,541)	(9,232)
Borrowings under senior term loan, net of fees	—	134,135
Payment of fees to obtain debt	(2,477)	(4,317)
Investment in subsidiary by noncontrolling interests	—	2,436
Return of investment in subsidiary to noncontrolling interests	(5,784)	(9,234)
Issuance of stock, net	39,667	209,719
Payment of deemed dividend to JPM	(8,049)	(12,157)
Net cash (used in) provided by financing activities	(62,581)	324,545

Effect of exchange rate on cash	1,345	(1,789)

Net increase in cash and cash equivalents	20,558	10,047

Cash and cash equivalents at beginning of the period	29,880	31,283

Cash and cash equivalents at end of the period	$50,438	$41,330

See accompanying notes.

NCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.              Nature of Operations:

NCO Group, Inc. is a holding company and conducts substantially all of its business operations through its subsidiaries (collectively, the “Company” or “NCO”). NCO is an international provider of business process outsourcing solutions, primarily focused on accounts receivable management (“ARM”) and customer relationship management (“CRM”). NCO provides services through over 100 offices throughout North America, Asia, Europe and Australia. The Company provides services to more than 14,000 active clients, including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, retail and commercial, education and government, utilities, education, technology and transportation/logistics services. These clients are primarily located throughout North America, Europe and Australia. The Company’s largest client is in the telecommunications sector and represented 9.0 percent of the Company’s consolidated revenue for the nine months ended September 30, 2009. The Company also purchases and collects past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies, and other consumer-oriented companies.

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

Financial Accounting Standards Board (“FASB”) authoritative guidance for business combinations states that a “business combination” excludes transfers of net assets or exchanges of equity interests between entities under common control. Transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (“as-if pooling-of-interests”) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Because the Company and SST were under common control at the time of the SST acquisition, the transfer of assets and liabilities of SST were accounted for at historical cost in a manner similar to a pooling of interests. For financial accounting purposes, the acquisition was viewed as a change in reporting entity and, as a result, required restatement of the Company’s financial statements for all periods subsequent to November 15, 2006, the date on which common control of the Company and SST by JPM commenced.

The Company also considers whether any of its investments represent variable interest entities that are required to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity.  A variable interest entity is an entity for which the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity.

The Company owns 50 percent of entities that purchase portfolios of purchased accounts receivable, which it consolidates. Based on its evaluation of these entities, the Company is the primary beneficiary.

2.     Accounting Policies (continued):

Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The December 31, 2008 balance sheet was derived from the consolidated audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as otherwise disclosed herein) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company’s business, operating results for the three-month and nine-month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other interim period.

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

Basis of Presentation:

Effective January 1, 2009, the Company adopted the authoritative guidance for consolidation, which amends the accounting and reporting standards for minority interests (now referred to as noncontrolling interests) in subsidiaries. The Company now reports noncontrolling interest in subsidiaries as a separate component of equity, rather than as a liability. The adoption of the authoritative guidance is being applied prospectively, except for the presentation and disclosure requirements, which are applied retrospectively (note 13).

Reclassifications:

Certain amounts in the balance sheet as of December 31, 2008, and the statement of cash flows for the nine months ended September 30, 2008 have been reclassified for comparative purposes.

3.    Restructuring Charges:

The Company has restructuring charges, primarily recorded in conjunction with the acquisitions of Outsourcing Solutions, Inc. (“OSI”) and SST (note 4) and streamlining the cost structure of the Company’s legacy operations. These charges primarily related to the elimination of certain redundant facilities and severance costs. The Company currently expects to pay this remaining balance through 2013.

The following presents the activity in the accruals recorded for restructuring charges (amounts in thousands):

	Leases	Severance	Total
Balance at December 31, 2008	$6,682	$2,620	$9,302
Accruals	440	2,806	3,246
Cash payments	(2,653)	(3,432)	(6,085)
Balance at September 30, 2009	$4,469	$1,994	$6,463

4.     Business Combinations:

Effective August 31, 2009, the Company acquired TSYS Total Debt Management, Inc. (“TDM”), a provider of accounts receivable management specialty solutions, for $4.5 million in cash, subject to certain post-closing adjustments, which included $1.3 million of acquired cash. The Company allocated $694,000 of the purchase price to the customer relationships and recorded goodwill of $848,000. During the three months ended September 30, 2009, the Company incurred acquisition costs of $154,000, which were recorded in selling, general and administrative expenses on the statement of operations. The TDM acquisition was recorded in the ARM segment.

On February 29, 2008, the Company acquired OSI, a leading provider of business process outsourcing services, specializing primarily in accounts receivable management services, for $339.0 million in cash, subject to the settlement of $10.0 million held in escrow. The purchase price was financed in part by the issuance of 802,262 shares of the Company’s Series A 14% PIK Preferred Stock, 37,738 shares of Class L common stock and 1,012,262 shares of Class A common stock. The remainder of the purchase price was financed by borrowings of $139.0 million under the Company’s amended senior credit facility (note 11). The Company allocated $117.0 million of the purchase price to the customer relationships, $3.4 million to the trade names, $634,000 to the non-compete agreements, and recorded goodwill of $212.4 million, which is non-deductible for tax purposes, in the ARM segment.

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

	Leases	Severance	Total
Balance at December 31, 2008	$4,206	$1,199	$5,405
Cash payments	(1,891)	(1,179)	(3,070)
Balance at September 30, 2009	$2,315	$20	$2,335

The following summarizes the unaudited pro forma results of operations, assuming the OSI acquisition described above occurred as of the beginning of the period. The unaudited pro forma information presented does not include the TDM acquisition because it was not considered a significant business combination. The unaudited pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities (amounts in thousands):

For the Nine
Months Ended
September 30, 2008
Revenue	$1,221,993
Net loss attributable to NCO	(55,031)

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

5.      Assets Held for Sale:

During the fourth quarter of 2009, the Company sold certain assets and liabilities, from the ARM segment, for approximately $20.0 million in cash, subject to certain post-closing adjustments.  Proceeds from the sale, net of expenses, of approximately $18.3 million were used to pay down the Company’s senior term loan. The following presents the carrying amount of the assets and liabilities sold, which are presented as held for sale on the accompanying balance sheet (amounts in thousands):

	September 30, 2009	December 31, 2008

Accounts receivable, trade, net	$6,799	$8,606
Prepaid expenses and other current assets	2,645	3,398
Total current assets	$9,444	$12,004

Property and equipment, net	$230	$376
Intangible assets, net	5,806	6,318
Other assets	11	70
Total non-current assets	$6,047	$6,764

Accounts payable and accrued expenses	$2,458	$974
Total current liabilities	$2,458	$974

Other long-term liabilities	$4,217	$3,308
Total long-term liabilities	$4,217	$3,308

In connection with the sale, the Company entered into a ten-year servicing arrangement with the buyer, which will create significant continuing cash flows for the disposed entity. Therefore, the sale did not meet the requirements for “discontinued operations” treatment in the statement of operations.

For the three months ended September 30, 2009 and 2008, the disposed entity recorded revenue of $4.0 million and $3.8 million, respectively, for services provided to the Company. For the nine months ended September 30, 2009 and 2008, the disposed entity recorded revenue of $12.4 million and $8.7 million, respectively, for these services. These amounts have been eliminated in consolidation.

6.      Deferred Revenue:

Deferred revenue primarily relates to prepaid fees for ARM collection and letter services for which revenue is recognized when the services are provided or the time period for which the Company is obligated to provide the services has expired. The following summarizes the change in the balance of deferred revenue (amounts in thousands):

Balance at December 31, 2008	$46,016
Additions	27,434
Revenue recognized	(32,205)
Foreign currency translation adjustment	92
Balance at September 30, 2009	$41,337

7.      Fair Value Measurement:

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

	At Fair Value as of
	September 30, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Forward exchange contracts	$—	$897	$—	$897	$—	$923	$—	$923
Interest rate caps	—	—	—	—	—	1	—	1

Liabilities:
Interest rate swaps	—	10,808	—	10,808	—	13,180	—	13,180
Forward exchange contracts	—	—	—	—	—	11,360	—	11,360
Embedded derivatives	—	—	3,156	3,156	—	—	4,457	4,457

Net liabilities	$—	$9,911	$3,156	$13,067	$—	$23,616	$4,457	$28,073

Derivatives include interest rate swaps and foreign currency forward exchange contracts. To value these derivatives, the Company obtains quotes from its counterparties. The Company considers such quotes to be Level 2 measurements. To gain assurance that such quotes reflect market participant views, the Company independently values its interest rate swaps, and independently validates the relevant exchange rates of its forward exchange contracts.

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

Embedded derivatives include the contingent payment provision embedded in the Company’s nonrecourse credit facility related to purchased accounts receivable and the sellers’ participation in collections that are in excess of minimum targets for certain portfolios of purchased accounts receivable. The Company values these embedded derivatives based on the present value of expected cash flows. Inputs used to value these embedded derivatives are considered Level 3 measurements since they are unobservable. Changes in the fair market value of the embedded derivatives are recorded in interest expense on the statement of operations.

7.      Fair Value Measurement (continued):

The following summarizes the change in the fair value of the embedded derivatives (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at beginning of period	$3,332	$5,951	$4,457	$9,773
Additions	237	1,222	1,271	2,383
Payments	(510)	(935)	(1,655)	(2,382)
Changes in fair value	97	(551)	(917)	(4,087)
Balance at end of period	$3,156	$5,687	$3,156	$5,687

8.     Purchased Accounts Receivable:

Portfolio Management and the U.K. and Australian divisions of ARM purchase defaulted consumer accounts receivable at a discount from the contractual principal balance. As of September 30, 2009, the carrying value of Portfolio Management’s and ARM’s purchased accounts receivable were $147.4 million and $7.2 million, respectively. The total outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $54.7 billion and $52.4 billion at September 30, 2009 and December 31, 2008, respectively.

The following summarizes the change in the carrying amount of the purchased accounts receivable (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at beginning of period	$172,274	$247,413	$185,659	$245,585
Purchases:
Cash purchases	14,981	33,906	47,935	107,795
Portfolios acquired in business combinations	—	—	—	3,548
Collections	(31,919)	(52,086)	(121,511)	(164,471)
Revenue recognized	13,118	29,519	56,057	96,120
Proceeds from portfolio sales and resales applied to carrying value	—	(188)	(164)	(333)
Allowance for impairment	(13,784)	(32,395)	(15,125)	(63,169)
Other	(102)	(1,343)	1,717	(249)
Balance at end of period	$154,568	$224,826	$154,568	$224,826

Portfolio Management sells portfolios of accounts receivable based on a low probability of payment under the Company’s collection platform and other criteria. Proceeds from sales above the remaining carrying value are recorded as revenue. The following summarizes sales proceeds, carrying value and revenue recorded (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Proceeds from sales	$—	$947	$525	$2,832
Less carrying value	—	188	164	333
Portfolio sales revenue	$—	$759	$361	$2,499

8.     Purchased Accounts Receivable (continued):

The following presents the change in the allowance for impairment of purchased accounts receivable (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at beginning of period	$125,229	$55,736	$123,804	$24,962
Additions	14,330	32,743	19,985	63,853
Recoveries	(546)	(348)	(4,860)	(684)
Other	49	(229)	133	(229)
Balance at end of period	$139,062	$87,902	$139,062	$87,902

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following presents the change in accretable yield (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at beginning of period	$160,275	$326,527	$167,411	$366,584
Additions	12,242	24,240	50,605	107,983
Revenue recognition	(13,118)	(29,519)	(56,057)	(96,120)
Reclassifications to nonaccretable difference	(29,176)	(71,205)	(31,396)	(128,175)
Foreign currency translation adjustment	(41)	1,014	(381)	785
Balance at end of period	$130,182	$251,057	$130,182	$251,057

During the three months ended September 30, 2009 and 2008, the Company purchased accounts receivable with a cost of $15.0 million and $33.9 million, respectively, that had contractually required payments receivable at the date of acquisition of $573.0 million and $1.1 billion, respectively, and expected cash flows at the date of acquisition of $27.2 million and $58.4 million, respectively. During the nine months ended September 30, 2009 and 2008, the Company purchased accounts receivable with a cost of $47.9 million and $107.8 million, respectively, that had contractually required payments receivable at the date of acquisition of $2.4 billion and $3.5 billion, respectively, and expected cash flows at the date of acquisition of $98.5 million and $211.8 million, respectively.

9.     Funds Held on Behalf of Clients:

In the course of the Company’s subsidiaries’ regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $83.3 million and $77.1 million at September 30, 2009 and December 31, 2008, respectively, have been shown net of their offsetting liability for financial statement presentation.

10.  Goodwill and Other Intangible Assets:

Goodwill is required to be allocated and tested at the reporting unit level. Goodwill is tested for impairment each year during the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No event occurred or circumstances changed since the last annual test that would more likely than not reduce the fair value of a reporting unit below its carrying value. However, if the Company continues to experience adverse effects of the challenging economic and business environment, including changes in financial projections, the Company may have to recognize an impairment of all or some portion of its goodwill.  The Company’s reporting units are ARM, CRM and Portfolio Management. The Company’s reporting units had the following goodwill (amounts in thousands):

	ARM	CRM	Total
Balance at December 31, 2008	$482,849	$81,768	$564,617
OSI acquisition	(1,358)	—	(1,358)
TDM acquisition	848	—	848
Foreign currency translation and other	(2,419)	—	(2,419)
Balance at September 30, 2009	$479,920	$81,768	$561,688

Trade names includes the NCO trade name, which is an indefinite-lived intangible asset and therefore is not subject to amortization.  Similar to goodwill, the NCO trade name is reviewed at least annually for impairment. At September 30, 2009, the balance of the NCO trade name was $82.6 million.

In connection with the OSI acquisition, the Company allocated $3.4 million of the purchase price to the fair value of certain trade names acquired in the OSI acquisition, which are not considered to have indefinite lives and are therefore subject to amortization. At September 30, 2009, accumulated amortization of the OSI trade names was $1.1 million.

Other intangible assets subject to amortization consist of customer relationships and non-compete agreements. The following represents the other intangible assets subject to amortization (amounts in thousands):

	September 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$446,179	$167,325	$443,655	$118,555
Non-compete agreements	4,006	2,133	4,006	1,473
Total	$450,185	$169,458	$447,661	$120,028

The Company recorded amortization expense for all other intangible assets of $16.8 million and $17.0 million during the three months ended September 30, 2009 and 2008, respectively, and $51.4 million and $47.9 million during the nine months ended September 30, 2009 and 2008, respectively. The following represents the Company’s expected amortization expense from these other intangible assets over the next five years (amounts in thousands):

For the Years Ended December 31,	Estimated Amortization Expense
2009	$66,970
2010	65,831
2011	65,467
2012	61,239
2013	54,709

11.  Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2009	December 31, 2008
Senior term loan	$569,064	$588,605
Senior revolving credit facility	34,500	81,500
Senior subordinated notes	200,000	200,000
Senior notes	165,000	165,000
Nonrecourse credit facility	18,516	37,244
Capital leases	4,793	5,232
Other	1,775	1,495
Less current portion	(20,817)	(30,559)
	$972,831	$1,048,517

Senior Credit Facility:

The Company has a senior credit facility (“Credit Facility”) with a syndicate of financial institutions that consists of a term loan ($569.1 million outstanding at September 30, 2009) and a $100.0 million revolving credit facility. The Company is required to make quarterly principal repayments of $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. The Company is also required to make annual prepayments of 50 percent, 25 percent or zero percent of its excess annual cash flow, based on its leverage ratio. The revolving credit facility requires no minimum principal payments until its maturity in November 2011. The availability of the revolving credit facility is reduced by any unused letters of credit ($15.7 million at September 30, 2009). As of September 30, 2009, the Company had $49.8 million of remaining availability under the revolving credit facility.

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

Subsequent to the amendment, all borrowings bear interest at an annual rate equal to either, at the option of the Company, (i) the higher of the prime rate (3.25 percent at September 30, 2009), the federal funds rate (0.07 percent at September 30, 2009) plus 0.50 percent, or LIBOR (0.25 percent 30-day LIBOR at September 30, 2009) plus 1.00 percent, plus a margin of 2.25 percent to 2.75 percent in the case of the revolving credit facility and 3.75 percent to 4.00 percent in the case of the term loan, based on the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined; or (ii) LIBOR, but in no event less than 2.50 percent, plus a margin of 3.25 percent to 3.75 percent in the case of the revolving credit facility and 4.75 percent to 5.00 percent in the case of the term loan, based on the Company’s funded debt to EBITDA ratio, as defined. The Company is charged a quarterly commitment fee on the unused portion of the revolving credit facility at an annual rate of 0.50 percent. The effective interest rate on the Credit Facility was approximately 9.32 percent and 7.69 percent for the three months ended September 30, 2009 and 2008, respectively, and 8.42 percent and 7.66 percent for the nine months ended September 30, 2009 and 2008, respectively. The Credit Facility also requires that the Company obtain certain levels of interest rate protection.

11.  Long-Term Debt (continued):

Senior Credit Facility (continued):

Borrowings under the Credit Facility are collateralized by substantially all of the Company’s assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, investments in purchased accounts receivable, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. The Company was in compliance with all required financial covenants and was not aware of any events of default as of September 30, 2009.

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

The Senior Notes are senior unsecured obligations and are senior in right of payment to all existing and future senior subordinated indebtedness, including the Senior Subordinated Notes, and all future subordinated indebtedness. The Senior Notes bear interest at an annual rate equal to LIBOR plus 4.875 percent, reset quarterly. The effective interest rate of the Senior Notes was approximately 5.54 percent and 7.62 percent for the three months ended September 30, 2009 and 2008, respectively, and 6.02 percent and 8.07 percent for the nine months ended September 30, 2009 and 2008, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time at varying redemption prices depending on the redemption date, plus accrued and unpaid interest.

Nonrecourse Credit Facility:

The Company’s nonrecourse credit facility and exclusivity agreement (collectively the “Nonrecourse Agreement”) provided that all purchases of accounts receivable by the Company with a purchase price in excess of $1.0 million were first offered to the lender for financing at its discretion. If the lender chose to participate in the financing of a portfolio of accounts receivable, the financing was structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender financed non-equity borrowings with floating interest at an annual rate equal to LIBOR (0.25 percent 30-day LIBOR at September 30, 2009) plus 2.50 percent, or as negotiated. These borrowings are nonrecourse to the Company and are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and the initial investment by the Company, including interest. Residual cash flow payments are accrued for as embedded derivatives.

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

11.  Long-Term Debt (continued):

Nonrecourse Credit Facility (continued):

Total debt outstanding under this facility was $18.5 million and $37.2 million as of September 30, 2009 and December 31, 2008, respectively, which included $2.4 million and $3.7 million, respectively, of accrued residual interest. The effective interest rate on these loans, including the residual interest component, was approximately 8.7 percent and 11.2 percent for the three months ended September 30, 2009 and 2008, respectively, and 11.0 percent and 10.4 percent for the nine months ended September 30, 2009 and 2008, respectively. The nonrecourse credit facility contains certain covenants such as meeting minimum cumulative collection targets. As of September 30, 2009, the Company was in compliance with all required covenants.

12.  Income Taxes:

The Company recorded income tax expense (benefit) of $2.6 million and $(14.2) million for the three months ended September 30, 2009 and 2008, respectively, and $(1.1) million and $(26.2) million for the nine months ended September 30, 2009 and 2008, respectively. The Company’s income tax expense (benefit) differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) primarily as a result of income tax expense to be paid in state and foreign jurisdictions and the recognition of a valuation allowance on certain domestic net deferred tax assets.

The Company increased its valuation allowance by $15.4 million to $46.8 million as of September 30, 2009 from $31.4 million as of December 31, 2008, primarily as a result of federal and certain state deferred tax assets exceeding deferred tax liabilities (after consideration for any net deferred tax liabilities associated with non-amortizable assets such as goodwill and certain trade names) as of September 30, 2009. As a result of cumulative losses incurred by the Company since 2007, a valuation allowance was established due to the uncertainty that federal and certain state deferred tax assets would be realized in future years. The valuation allowance as of September 30, 2009 includes $2.1 million recorded in connection with the acquisition of TDM.

The Company has also considered future taxable income and ongoing prudent and feasible tax-planning strategies in assessing the need for the valuation allowance.  On a quarterly basis, management assesses whether it remains more likely than not that the deferred tax assets will not be realized.  In the event the Company determines at a future time that it could realize its deferred tax assets in excess of the net amount recorded, the Company will reduce its deferred tax asset valuation allowance and decrease income tax expense in the period when the Company makes such determination.

The Company received notice of a reassessment from a foreign taxing authority relating to certain matters occurring from 1998 through 2001 regarding one of its subsidiaries in the amount of $15.7 million including interest and penalties. In order to pursue an appeal of the reassessment, the Company paid a deposit of $8.5 million in December 2008. In October 2009, the Company entered into a settlement agreement regarding the reassessment, and expects to receive a refund of approximately $3.0 million. As a result of the settlement in October 2009, management will adjust its reserve during the fourth quarter of 2009.

13.  Stockholders’ Equity:

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

Series A is entitled to a quarterly “paid-in-kind” dividend at an annual rate of 14 percent and Series B-1 is entitled to a quarterly “paid-in-kind” dividend at an annual rate of 19 percent. The following presents the Series A and Series B-1 shares issued for the “paid-in-kind” dividends during the nine months ended September 30, 2009 and 2008:

	August 31,		May 31,		February 28,
	2009	2008	2009	2008	2009	2008
Series A	95,935	83,159	92,665	80,879	87,211	49,108
Series B-1	9,503	—	7,176	—	1,713	—

In February 2009, the Company issued 7,400 shares of Series A Preferred Stock to JPM as additional consideration for the acquisition of SST (note 4).

On March 25, 2009, in connection with the amendment of the Company’s Credit Facility (note 11), the Company sold 147,447 shares of its Series B-1 Preferred Stock and 20,973 shares of its Series B-2 Preferred Stock to One Equity Partners, Michael J. Barrist and certain members of executive management, and other co-investors for an aggregate purchase price of $40.0 million. The proceeds were used to pay down $15.0 million of term loan borrowings, and the remainder, net of expenses, of $22.5 million was used to repay borrowings under the revolving credit facility.

Noncontrolling Interests:

Prior period amounts related to noncontrolling interests have been reclassified to conform to the current period presentation. Net income (loss) attributable to noncontrolling interests is shown separately from net income (loss) in the consolidated statements of operations. This reclassification has no effect on the Company’s previously reported financial position or results of operations. Refer to note 2 for additional information.

Losses are attributed to noncontrolling interests even if they exceed the noncontrolling interests’ equity. If the Company had not attributed such losses to noncontrolling interests, net loss attributable to NCO Group, Inc. would have increased by $447,000 and $1.6 million for the three and nine months ended September 30, 2009, respectively.

13.  Stockholders’ Equity (continued):

Noncontrolling Interests (continued):

The following table summarizes the activity in stockholders’ equity attributable to NCO Group, Inc. and noncontrolling interests (amounts in thousands):

	NCO Group, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Balance at December 31, 2008	$260,986	$22,803	$283,789
Issuance of stock	39,665	—	39,665
Deemed investment by JPM for SST purchase price adjustment	2,161	—	2,161
Stock-based compensation	857	—	857
Distributions to noncontrolling interests	—	(5,505)	(5,505)
Net loss	(31,929)	(3,610)	(35,539)
Accumulated other comprehensive income	4,761	—	4,761
Balance at September 30, 2009	$276,501	$13,688	$290,189

Comprehensive Income (Loss):

Comprehensive income (loss) was as follows (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss attributable to NCO Group, Inc.	$(24,604)	$(26,478)	$(31,929)	$(50,465)
Foreign currency translation adjustments	282	(3,183)	1,178	(3,611)
Change in fair value of cash flow hedges, net of tax	—	(2,195)	(719)	(3,966)
Net losses on cash flow hedges reclassified into earnings, net of tax	1,501	1,554	4,302	2,511
Comprehensive loss - NCO Group, Inc.	(22,821)	(30,302)	(27,168)	(55,531)
Net loss attributable to noncontrolling interests	(2,679)	(5,623)	(3,610)	(8,384)
Total comprehensive loss	$(25,500)	$(35,925)	$(30,778)	$(63,915)

14.  Derivative Financial Instruments:

The Company enters into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These contracts may be designated as cash flow hedges. The Company had forward exchange contracts for the purchase of 31.0 million Canadian dollars outstanding at September 30, 2009, which mature throughout the remainder of 2009.

14.  Derivative Financial Instruments (continued):

The Company has interest rate swap agreements to minimize the impact of LIBOR fluctuations on interest payments on the Company’s floating rate debt. The interest rate swaps may be designated as cash flow hedges. The interest rate swaps cover an aggregate notional amount of $334.0 million. The Company is required to pay the counterparties quarterly interest payments at a weighted average fixed rate ranging from 3.41 to 4.89 percent, and receives from the counterparties variable quarterly interest payments based on LIBOR. The net interest paid or received is included in interest expense. On March 25, 2009, the Company amended its senior credit facility, which amendment included a minimum LIBOR of 2.50 percent (note 11). This amendment caused the existing interest rate swaps to become ineffective and, as of March 25, 2009, these interest rate swaps were not accounted for as cash flow hedges. Accordingly, the fair market value of the interest rate swaps at March 25, 2009 is being amortized to interest expense, using the effective interest rate method, over the remaining lives of the interest rate swap agreements, and future changes in the fair market value of these interest rate swaps after March 25, 2009 are recorded in interest expense.

The Company has embedded derivatives relating to the contingent payment provision in its nonrecourse credit facility relating to purchased accounts receivable, and relating to the sellers’ participation in collections that are in excess of minimum targets for certain portfolios of purchased accounts receivable.

The Company enters into interest rate cap contracts to minimize the impact of LIBOR fluctuations on transactions and cash flows. The Company had interest rate caps covering an aggregate notional amount of $57.0 million at September 30, 2009, with a weighted average LIBOR cap rate of 6.00 percent.

The following summarizes the fair value of the Company’s derivatives (amounts in thousands):

	September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Liability derivatives
Interest rate swaps			Accrued expenses	$13,180
Total derivatives designated as hedges				$13,180

Derivatives not designated as hedges:
Asset derivatives
Forward exchange contracts	Other current assets	$897	Other current assets	$923
Interest rate caps			Other current assets	1
Total asset derivatives not designated as hedges		$897		$924

Liability derivatives
Interest rate swaps	Accrued expenses	$10,808
Forward exchange contracts			Accrued expenses	$11,360
Embedded derivatives	Long-term debt and accrued expenses	3,156	Long-term debt and accrued expenses	4,457
Total liability derivatives not designated as hedges		$13,964		$15,817

14.  Derivative Financial Instruments (continued):

The following tables summarize the effect of derivatives on the Company (amounts in thousands):

		For the Three Months Ended September 30,
		2009		2008
		Amount of	Amount of	Amount of	Amount of
	Location of	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
	Gain (Loss)	Recognized	Reclassified	Recognized	Reclassified
	Reclassified	in OCI (net	into	in OCI (net	into
	into Earnings	of taxes)	Earnings	of taxes)	Earnings
Derivatives designated as hedges:
Interest rate swaps (prior to March 25, 2009)	Interest expense	$—	$—	$(1,682)	$(1,357)

Forward exchange contracts	Payroll and related expenses, and selling, general and admin. expenses	—	—	(513)	(763)
Total derivatives designated as hedges		$—	$—	$(2,195)	$(2,120)

		For the Nine Months Ended September 30,
		2009		2008
		Amount of	Amount of	Amount of	Amount of
	Location of	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
	Gain (Loss)	Recognized	Reclassified	Recognized	Reclassified
	Reclassified	in OCI (net	into	in OCI (net	into
	into Earnings	of taxes)	Earnings	of taxes)	Earnings
Derivatives designated as hedges:
Interest rate swaps (prior to March 25, 2009)	Interest expense	$(719)	$(2,056)	$(1,729)	$(2,836)

Forward exchange contracts	Payroll and related expenses, and selling, general and admin. expenses	—	—	(2,237)	(1,027)
Total derivatives designated as hedges		$(719)	$(2,056)	$(3,966)	$(3,863)

14.          Derivative Financial Instruments (continued):

		For the Three Months Ended September 30,
		2009	2008
		Amount of Gain	Amount of Gain
	Location of Gain (Loss)	(Loss) Recognized	(Loss) Recognized
	Recognized in Earnings	in Earnings	in Earnings
Derivatives not designated as hedges:
Forward exchange contracts	Other income (expense)	$3,912	$—
Interest rate swaps (after March 25, 2009)	Interest expense	(5,142)	—
Embedded derivatives	Interest expense	(97)	551
Interest rate caps	Other income (expense)	(7)	(50)
Total derivatives not designated as hedges		$(1,334)	$501

		For the Nine Months Ended September 30,
		2009	2008
		Amount of Gain	Amount of Gain
	Location of Gain (Loss)	(Loss) Recognized	(Loss) Recognized
	Recognized in Earnings	in Earnings	in Earnings
Derivatives not designated as hedges:
Forward exchange contracts	Other income (expense)	$6,695	$—
Interest rate swaps (after March 25, 2009)	Interest expense	(9,058)	—
Embedded derivatives	Interest expense	917	4,087
Interest rate caps	Other income (expense)	(37)	(41)
Total derivatives not designated as hedges		$(1,483)	$4,046

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

Purchased Accounts Receivable:

The Company records purchased accounts receivable at cost, which is discounted from the contractual receivable balance. The carrying value of purchased accounts receivable, which is estimated based upon future cash flows, approximates fair value at September 30, 2009 and December 31, 2008.

Notes Receivable:

The Company had notes receivable of $10.2 million and $8.4 million as of September 30, 2009 and December 31, 2008, respectively. The carrying amounts reported in the balance sheets, included in current and long-term other assets, approximated market rates for notes with similar terms and maturities, and, accordingly, the carrying amounts approximated fair value. The Company continually evaluates the collectability of these notes.

15.  Fair Value of Financial Instruments (continued):

Long-Term Debt:

The following presents the carrying values and the estimated fair values of the Company’s long-term debt at September 30, 2009 (amounts in thousands):

	Carrying Value	Fair Value
Senior term loan	$569,064	$591,202
Senior revolving credit facility	34,500	34,486
Senior subordinated notes	200,000	124,000
Senior notes	165,000	124,575
Nonrecourse credit facility	18,517	18,517

The fair values of the Company’s senior term loan and senior revolving credit facility were based on market interest rates for debt with similar terms and maturities. The fair values of the Company’s Senior Notes and Senior Subordinated Notes were based on their approximate trading prices at September 30, 2009.

16.  Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	For the Nine Months Ended
	September 30,
	2009	2008
Noncash investing and financing activities:
Fair value of assets acquired	$15,585	$143,960
Liabilities assumed from acquisitions	13,062	136,916
Issuance of stock to JPM for the SST acquisition	1,758	—
Adjustments to acquired assets and liabilities	1,378	979

17.  Commitments and Contingencies:

Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications companies, a labor subcontractor in India and other vendors that require minimum purchase commitments. These agreements expire between 2009 and 2012. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

2009	$34,675
2010	32,141
2011	19,427
2012	1,620
$87,863

The Company incurred $18.1 million and $12.6 million of expense in connection with these purchase commitments for the three months ended September 30, 2009 and 2008, respectively, and $53.0 million and $40.5 million for the nine months ended September 30, 2009 and 2008, respectively.

17.  Commitments and Contingencies (continued):

Forward-Flow Agreements:

The Company has several fixed price agreements, or forward-flows, that obligate the Company to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. The forward flow agreements expire between July 2009 and March 2014, and the terms of the agreements vary; some may be terminated by the seller or by the Company, with either 30, 60 or 90 day written notice. The following represents the future forward-flow commitments by year (amounts in thousands):

2009	$5,820
2010	7,248
2011	2,400
2012	1,120
2013 and thereafter	100
$16,688

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

17.  Commitments and Contingencies (continued):

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

18.  Segment Reporting:

As of September 30, 2009, the Company’s business consisted of three operating segments: ARM, CRM and Portfolio Management. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies.”

ARM provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM serves clients of all sizes in local, regional and national markets in North America, Europe and Australia through offices in North America, Asia, Europe and Australia. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. ARM also provides accounts receivable management services to Portfolio Management. ARM recorded revenue of $13.7 million and $20.3 million for intercompany services to Portfolio Management for the three months ended September 30, 2009 and 2008, respectively, and $47.7 million and $65.9 million for the nine months ended September 30, 2009 and 2008, respectively.

CRM provides customer relationship management services to clients in North America through offices in North America and Asia. CRM also provides certain services to ARM. CRM recorded revenue of $7.0 million and $929,000 for intercompany services to ARM for the three months ended September 30, 2009 and 2008, respectively, and $12.0 million and $1.8 million for these services for the nine months ended September 30, 2009 and 2008, respectively.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies and other consumer oriented companies. Portfolio Management’s revenue was impacted by impairment charges recorded for a valuation allowance against the carrying value of portfolios of $13.8 million and $32.4 million for the three months ended September 30, 2009 and 2008, respectively, and $15.1 million and $63.2 million for the nine months ended September 30, 2009 and 2008, respectively.

The following table presents total assets, net of any intercompany balances, for each segment (amounts in thousands):

	September 30, 2009	December 31, 2008
ARM	$1,173,289	$1,220,399
CRM	263,254	283,328
Portfolio Management	163,540	197,912
Total assets	$1,600,083	$1,701,639

18.  Segment Reporting (continued):

The following tables present the revenue, payroll and related expenses, selling, general, and administrative expenses, restructuring charges and income from operations before depreciation and amortization for each segment:

	For the Three Months Ended September 30, 2009
	(amounts in thousands)
			Portfolio
	ARM	CRM	Management	Eliminations	Total
Revenue	$306,918	$85,125	$2,310	$(20,683)	$373,670
Payroll and related expenses	134,730	60,149	776	(7,024)	188,631
Selling, general and admin. expenses	138,198	17,287	14,341	(13,659)	156,167
Restructuring charges	1,134	197	135	—	1,466
Income (loss) from operations before depreciation and amortization	$32,856	$7,492	$(12,942)	$—	$27,406

	For the Three Months Ended September 30, 2008
	(amounts in thousands)
			Portfolio
	ARM	CRM	Management	Eliminations	Total
Revenue	$315,012	$91,671	$(4,365)	$(21,262)	$381,056
Payroll and related expenses	152,428	64,865	1,949	(929)	218,313
Selling, general and admin. expenses	130,461	15,795	21,123	(20,333)	147,046
Restructuring charges	3,016	366	—	—	3,382
Income (loss) from operations before depreciation and amortization	$29,107	$10,645	$(27,437)	$—	$12,315

	For the Nine Months Ended September 30, 2009
	(amounts in thousands)
			Portfolio
	ARM	CRM	Management	Eliminations	Total
Revenue	$914,409	$259,458	$40,256	$(59,705)	$1,154,418
Payroll and related expenses	417,829	182,724	3,816	(12,051)	592,318
Selling, general and admin. expenses	384,673	49,574	49,408	(47,654)	436,001
Restructuring charges	2,706	379	161	—	3,246
Income (loss) from operations before depreciation and amortization	$109,201	$26,781	$(13,129)	$—	$122,853
Purchases of property and equipment	$14,603	$11,676	$—	$—	$26,279

18.  Segment Reporting (continued):

	For the Nine Months Ended September 30, 2008
	(amounts in thousands)
			Portfolio
	ARM	CRM	Management	Eliminations	Total
Revenue	$922,990	$262,188	$33,139	$(67,709)	$1,150,608
Payroll and related expenses	443,217	191,219	6,022	(1,832)	638,626
Selling, general and admin. expenses	375,082	45,825	68,453	(65,877)	423,483
Restructuring charges	7,428	2,822	—	—	10,250
Income (loss) from operations before depreciation and amortization	$97,263	$22,322	$(41,336)	$—	$78,249
Purchases of property and equipment	$15,052	$16,487	$—	$—	$31,539

19.  Related Party Transactions:

The Company pays OEP a management fee of $3.0 million per year, plus reimbursement of expenses, for management, advice and related services. During the three and nine months ended September 30, 2009, the Company incurred $750,000 and $2.3 million, respectively, relating to such management fees, which were included in selling, general and administrative expenses.

OEP is an indirect wholly owned subsidiary of JPM, and JPM is a client of the Company. For the three and nine months ended September 30, 2009, the Company received fees for providing services to JPM of $3.2 million and $10.0 million, respectively.  At September 30, 2009, the Company had no accounts receivable due from JPM. At December 31, 2008, the Company had accounts receivable of $9,000 due from JPM. Additionally, affiliates of Citigroup are investors of the Company, and Citigroup is a client of the Company. For the three and nine months ended September 30, 2009, the Company received fees for providing services to Citigroup of $12.9 million and $42.1 million, respectively. At September 30, 2009 and December 31, 2008, the Company had accounts receivable of $2.3 million and $3.3 million, respectively, due from Citigroup.

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

20.  Recently Issued and Proposed Accounting Guidance:

In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB for nongovernmental entities, which supersedes all existing non-SEC accounting and reporting standards. SEC registrants must still comply with rules and interpretive releases of the SEC. The FASB finalized the Codification effective for periods ending on or after September 15, 2009; therefore, the Company adopted the authoritative guidance establishing the Codification for the interim reporting period ending September 30, 2009, and it did not have a material impact on its financial condition or results of operations.

In June 2009, the FASB issued authoritative guidance for transfers of financial assets. This guidance removes the concept of qualifying special-purpose entities and eliminates the exception from applying guidance related to consolidating of variable interest entities to qualifying special-purpose entities. This guidance requires additional disclosures in order to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This guidance is effective for the Company on January 1, 2010. The Company is currently reviewing the guidance to assess the impact of adoption.

In June 2009, the FASB issued amended guidance for consolidation of variable interest entities. This guidance amends previous guidance to require companies to perform an analysis to determine if their variable interest gives them a controlling financial interest in the variable interest entity, and requires ongoing reassessments of who is the primary beneficiary of a variable interest entity. This guidance also requires enhanced disclosures of information about involvement in a variable interest entity. This guidance is effective for the Company on January 1, 2010. The Company is currently reviewing the standard to assess the impact of adoption.

21.  Subsequent Events:

Subsequent events have been evaluated through November 13, 2009, which is the date the financial statements were issued.

22.  Subsidiary Guarantor Financial Information:

The Notes are fully and unconditionally guaranteed, jointly and severally, by certain domestic 100 percent owned subsidiaries of the Company (collectively, the “Guarantors”). Non-guarantors consist of all non-domestic subsidiaries, certain subsidiaries engaged in financing the purchase of delinquent accounts receivable portfolios, portfolio joint ventures (which are engaged in portfolio financing transactions) and certain immaterial subsidiaries (collectively, the “Non-Guarantors”). The following tables present the consolidating financial information for the Company (Parent), the Guarantors and the Non-Guarantors, together with eliminations, as of and for the periods indicated.

22.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

September 30, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$28,104	$22,334	$—	$50,438
Accounts receivable, trade, net of allowance for doubtful accounts	—	170,566	22,905	—	193,471
Purchased accounts receivable, current portion	—	24,418	30,776	—	55,194
Deferred income taxes	1,316	29,987	493	—	31,796
Prepaid expenses and other current assets	2,007	25,016	27,751	—	54,774
Assets held for sale, current portion	—	9,418	26	—	9,444
Total current assets	3,323	287,509	104,285	—	395,117

Property and equipment, net	—	92,420	35,253	—	127,673

Other assets:
Goodwill	—	499,762	61,926	—	561,688
Trade name, net of accumulated amortization	—	82,109	2,847	—	84,956
Customer relationships and other intangible assets, net of accumulated amortization	—	259,503	21,224	—	280,727
Purchased accounts receivable, net of current portion	—	56,983	42,391	—	99,374
Investment in subsidiaries	758,443	23,088	—	(781,531)	—
Other assets	13,928	52,323	(21,750)	—	44,501
Assets held for sale, net of current portion	—	5,955	92	—	6,047
Total other assets	772,371	979,723	106,730	(781,531)	1,077,293
Total assets	$775,694	$1,359,652	$246,268	$(781,531)	$1,600,083

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$6,054	$567	$14,196	$—	$20,817
Intercompany (receivable) payable	(38,327)	(75,818)	114,145	—	—
Income taxes payable	—	—	681	—	681
Accounts payable	750	15,537	1,063	—	17,350
Accrued expenses	22,476	64,228	22,730	—	109,434
Accrued compensation and related expenses	—	35,251	12,382	—	47,633
Deferred revenue, current portion	—	36,716	570	—	37,286
Liabilities held for sale, current portion	—	2,432	26	—	2,458
Total current liabilities	(9,047)	78,913	165,793	—	235,659

Long-term liabilities:
Long-term debt, net of current portion	578,106	388,507	6,218	—	972,831
Deferred income taxes	(73,640)	127,877	5,323	—	59,560
Deferred revenue, net of current portion	—	4,051	—	—	4,051
Other long-term liabilities	3,774	18,451	11,351	—	33,576
Liabilities held for sale, net of current portion	—	4,148	69	—	4,217

Stockholders’ equity:
Total NCO Group, Inc. stockholders’ equity	276,501	737,705	43,826	(781,531)	276,501
Noncontrolling interests	—	—	13,688	—	13,688
Total stockholders’ equity	276,501	737,705	57,514	(781,531)	290,189
Total liabilities and stockholders’ equity	$775,694	$1,359,652	$246,268	$(781,531)	$1,600,083

22.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

December 31, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$15,334	$14,546	$—	$29,880
Accounts receivable, trade, net of allowance for doubtful accounts	—	202,011	8,032	—	210,043
Purchased accounts receivable, current portion	—	19,191	50,815	—	70,006
Deferred income taxes	4,057	29,908	251	—	34,216
Prepaid expenses and other current assets	2,027	47,721	13,449	—	63,197
Assets held for sale, current portion	—	11,869	135	—	12,004
Total current assets	6,084	326,034	87,228	—	419,346

Property and equipment, net	—	101,077	36,819	—	137,896

Other assets:
Goodwill	—	500,272	64,345	—	564,617
Trade name, net of accumulated amortization	—	82,619	2,847	—	85,466
Customer relationships and other intangible assets, net of accumulated amortization	—	304,738	22,895	—	327,633
Purchased accounts receivable, net of current portion	—	46,401	69,252	—	115,653
Investment in subsidiaries	828,883	24,771	—	(853,654)	—
Other assets	15,002	51,698	(22,436)	—	44,264
Assets held for sale, net of current portion	—	6,711	53	—	6,764
Total other assets	843,885	1,017,210	136,956	(853,654)	1,144,397
Total assets	$849,969	$1,444,321	$261,003	$(853,654)	$1,701,639

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$6,054	$594	$23,911	$—	$30,559
Intercompany (receivable) payable	(30,025)	10,812	98,188	(78,975)	—
Income taxes payable	—	—	3,543	—	3,543
Accounts payable	—	26,927	(8,909)	—	18,018
Accrued expenses	30,440	88,702	8,580	—	127,722
Accrued compensation and related expenses	—	33,959	12,293	—	46,252
Deferred revenue, current portion	—	40,392	339	—	40,731
Liabilities held for sale, current portion	—	955	19	—	974
Total current liabilities	6,469	202,341	137,964	(78,975)	267,799

Long-term liabilities:
Long-term debt, net of current portion	644,646	389,902	13,969	—	1,048,517
Deferred income taxes	(64,958)	113,703	11,662	—	60,407
Deferred revenue, net of current portion	—	5,285	—	—	5,285
Other long-term liabilities	2,826	19,106	10,602	—	32,534
Liabilities held for sale, net of current portion	—	3,253	55	—	3,308

Stockholders’ equity:
Total NCO Group, Inc. stockholders’ equity	260,986	710,731	63,948	(774,679)	260,986
Noncontrolling interests	—	—	22,803	—	22,803
Total stockholders’ equity	260,986	710,731	86,751	(774,679)	283,789
Total liabilities and stockholders’ equity	$849,969	$1,444,321	$261,003	$(853,654)	$1,701,639

22.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended September 30, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$365,846	$81,355	$(73,253)	$373,948
Portfolio	—	3,064	(3,342)	—	(278)
Portfolio sales	—	—	—	—	—
Total revenues	—	368,910	78,013	(73,253)	373,670

Operating costs and expenses:
Payroll and related expenses	4	197,827	46,641	(55,841)	188,631
Selling, general and administrative expenses	1,132	143,021	29,426	(17,412)	156,167
Depreciation and amortization expense	—	22,695	6,556	—	29,251
Restructuring charges	—	539	927	—	1,466
Total operating costs and expenses	1,136	364,082	83,550	(73,253)	375,515
(Loss) income from operations	(1,136)	4,828	(5,537)	—	(1,845)

Other income (expense):
Interest and investment income	7	177	277	—	461
Interest expense	(18,651)	(8,180)	(365)	—	(27,196)
Interest (expense) income to affiliate	(1,824)	3,772	(1,948)	—	—
Subsidiary (loss) income	(2,340)	(3,296)	—	5,636	—
Other income, net	3,912	13	—	—	3,925
	(18,896)	(7,514)	(2,036)	5,636	(22,810)
(Loss) income before income taxes	(20,032)	(2,686)	(7,573)	5,636	(24,655)

Income tax expense (benefit)	4,572	(1,069)	(875)	—	2,628

Net (loss) income	(24,604)	(1,617)	(6,698)	5,636	(27,283)

Less: Net loss attributable to noncontrolling interests	—	—	(2,679)	—	(2,679)

Net (loss) income attributable to NCO Group, Inc.	$(24,604)	$(1,617)	$(4,019)	$5,636	$(24,604)

22.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended September 30, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$371,274	$96,080	$(84,573)	$382,781
Portfolio	—	7,186	(9,670)	—	(2,484)
Portfolio sales	—	121	638	—	759
Total revenues	—	378,581	87,048	(84,573)	381,056

Operating costs and expenses:
Payroll and related expenses	4	222,533	56,422	(60,646)	218,313
Selling, general and administrative expenses	1,120	134,347	35,506	(23,927)	147,046
Depreciation and amortization expense	—	24,945	7,025	—	31,970
Restructuring charges	—	681	2,701	—	3,382
Total operating costs and expenses	1,124	382,506	101,654	(84,573)	400,711
(Loss) income from operations	(1,124)	(3,925)	(14,606)	—	(19,655)

Other income (expense):
Interest and investment income	177	535	(456)	—	256
Interest expense	(16,252)	(7,873)	(857)	—	(24,982)
Interest (expense) income to affiliate	(646)	2,386	(1,740)	—	—
Subsidiary (loss) income	(15,523)	(6,679)	—	22,202	—
Other expense, net	—	(1,891)	—	—	(1,891)
	(32,244)	(13,522)	(3,053)	22,202	(26,617)
(Loss) income before income taxes	(33,368)	(17,447)	(17,659)	22,202	(46,272)

Income tax benefit	(6,890)	(1,890)	(5,391)	—	(14,171)

Net (loss) income	(26,478)	(15,557)	(12,268)	22,202	(32,101)

Less: Net loss attributable to noncontrolling interests	—	—	(5,623)	—	(5,623)

Net (loss) income attributable to NCO Group, Inc.	$(26,478)	$(15,557)	$(6,645)	$22,202	$(26,478)

22.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Nine Months Ended September 30, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$1,114,936	$216,876	$(219,982)	$1,111,830
Portfolio	—	23,420	18,807	—	42,227
Portfolio sales	—	83	278	—	361
Total revenues	—	1,138,439	235,961	(219,982)	1,154,418

Operating costs and expenses:
Payroll and related expenses	12	615,408	139,172	(162,274)	592,318
Selling, general and administrative expenses	3,312	401,037	89,360	(57,708)	436,001
Depreciation and amortization expense	—	69,547	21,405	—	90,952
Restructuring charges	—	2,113	1,133	—	3,246
Total operating costs and expenses	3,324	1,088,105	251,070	(219,982)	1,122,517
(Loss) income from operations	(3,324)	50,334	(15,109)	—	31,901

Other income (expense):
Interest and investment income	37	941	419	—	1,397
Interest expense	(52,058)	(23,400)	(1,522)	—	(76,980)
Interest (expense) income to affiliate	(3,491)	8,236	(4,745)	—	—
Subsidiary income (loss)	12,486	(10,823)	—	(1,663)	—
Other income, net	6,695	392	—	—	7,087
	(36,331)	(24,654)	(5,848)	(1,663)	(68,496)
(Loss) income before income taxes	(39,655)	25,680	(20,957)	(1,663)	(36,595)

Income tax (benefit) expense	(7,726)	11,285	(4,615)	—	(1,056)

Net (loss) income	(31,929)	14,395	(16,342)	(1,663)	(35,539)

Less: Net loss attributable to noncontrolling interests	—	—	(3,610)	—	(3,610)

Net (loss) income attributable to NCO Group, Inc.	$(31,929)	$14,395	$(12,732)	$(1,663)	$(31,929)

22.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Nine Months Ended September 30, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$1,107,384	$271,740	$(264,745)	$1,114,379
Portfolio	—	24,821	8,909	—	33,730
Portfolio sales	—	439	2,060	—	2,499
Total revenues	—	1,132,644	282,709	(264,745)	1,150,608

Operating costs and expenses:
Payroll and related expenses	11	652,415	175,835	(189,635)	638,626
Selling, general and administrative expenses	3,222	386,854	108,517	(75,110)	423,483
Depreciation and amortization expense	—	69,674	22,229	—	91,903
Restructuring charges	—	4,316	5,934	—	10,250
Total operating costs and expenses	3,233	1,113,259	312,515	(264,745)	1,164,262
(Loss) income from operations	(3,233)	19,385	(29,806)	—	(13,654)

Other income (expense):
Interest and investment income	146	1,066	(137)	—	1,075
Interest expense	(48,304)	(21,753)	(335)	—	(70,392)
Interest (expense) income to affiliate	(1,956)	6,982	(5,026)	—	—
Subsidiary (loss) income	(17,409)	(17,962)	—	35,371	—
Other expense, net	—	(2,052)	—	—	(2,052)
	(67,523)	(33,719)	(5,498)	35,371	(71,369)
(Loss) income before income taxes	(70,756)	(14,334)	(35,304)	35,371	(85,023)

Income tax (benefit) expense	(20,291)	3,125	(9,008)	—	(26,174)

Net (loss) income	(50,465)	(17,459)	(26,296)	35,371	(58,849)

Less: Net loss attributable to noncontrolling interests	—	—	(8,384)	—	(8,384)

Net (loss) income attributable to NCO Group, Inc.	$(50,465)	$(17,459)	$(17,912)	$35,371	$(50,465)

22.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(29,306)	$128,399	$(5,156)	$93,937

Cash flows from investing activities:
Purchases of accounts receivable	—	(44,049)	(3,886)	(47,935)
Collections applied to principal of purchased accounts receivable	—	23,990	41,464	65,454
Proceeds from sales and resales of purchased accounts receivable	—	124	401	525
Purchases of property and equipment	—	(18,658)	(7,621)	(26,279)
Proceeds from bonds and notes receivable	—	121	—	121
Net cash paid for acquisitions and related costs	—	(3,377)	(652)	(4,029)
Net cash (used in) provided by investing activities	—	(41,849)	29,706	(12,143)

Cash flows from financing activities:
Repayment of notes payable	—	(294)	(19,103)	(19,397)
Net repayments of revolving credit facility	(47,000)	—	—	(47,000)
Repayment of borrowings under senior term loan	(19,541)	—	—	(19,541)
Borrowings under (repayments of) intercompany notes payable	66,706	(73,486)	6,780	—
Payment of fees to obtain debt	(2,477)	—	—	(2,477)
Return of investment in subsidiary to noncontrolling interests	—	—	(5,784)	(5,784)
Issuance of stock, net	39,667	—	—	39,667
Payment of deemed dividend to JPM	(8,049)	—	—	(8,049)
Net cash provided by (used in) financing activities	29,306	(73,780)	(18,107)	(62,581)

Effect of exchange rate on cash	—	—	1,345	1,345

Net increase in cash and cash equivalents	—	12,770	7,788	20,558

Cash and cash equivalents at beginning of the period	—	15,334	14,546	29,880

Cash and cash equivalents at end of the period	$—	$28,104	$22,334	$50,438

22.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(27,198)	$72,806	$48,205	$93,813

Cash flows from investing activities:
Purchases of accounts receivable	—	(54,654)	(53,141)	(107,795)
Collections applied to principal of purchased accounts receivable	—	1,156	67,195	68,351
Proceeds from sales and resales of purchased accounts receivable	—	531	2,301	2,832
Purchases of property and equipment	—	(28,074)	(3,465)	(31,539)
Proceeds from bonds and notes receivable	—	928	—	928
Net cash paid for acquisitions and related costs	—	(322,517)	(16,782)	(339,299)
Net cash used in investing activities	—	(402,630)	(3,892)	(406,522)

Cash flows from financing activities:
Repayment of notes payable	—	(161)	(28,190)	(28,351)
Borrowings under notes payable	—	—	17,046	17,046
Net borrowings under revolving credit facility	24,500	—	—	24,500
Repayment of borrowings under senior term loan	—	(9,232)	—	(9,232)
Borrowings under senior term loan, net of fees	—	134,135	—	134,135
Borrowings under (repayments of) intercompany notes payable	(191,013)	213,777	(22,764)	—
Payment of fees to obtain debt	(10)	(4,307)	—	(4,317)
Investment in subsidiary by noncontrolling interests	—	—	2,436	2,436
Return of investment in subsidiary to noncontrolling interests	—	—	(9,234)	(9,234)
Issuance of stock, net	209,719	—	—	209,719
Payment of deemed dividend to JPM	(12,157)	—	—	(12,157)
Net cash provided by (used in) financing activities	31,039	334,212	(40,706)	324,545

Effect of exchange rate on cash	(3,841)	—	2,052	(1,789)

Net increase in cash and cash equivalents	—	4,388	5,659	10,047

Cash and cash equivalents at beginning of the period	—	17,755	13,528	31,283

Cash and cash equivalents at end of the period	$—	$22,143	$19,187	$41,330

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

•      the effects of changes in accounting guidance; and

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

We have grown rapidly, through both acquisitions as well as internal growth. Effective August 31, 2009, we acquired TSYS Total Debt Management, Inc., referred to as TDM, a provider of specialty accounts receivable management services, for approximately $4.5 million subject to certain post-closing adjustments. On February 29, 2008, we acquired Outsourcing Solutions Inc., referred to as OSI, a leading provider of business process outsourcing services, specializing primarily in accounts receivable management services, for approximately $339.0 million subject to the settlement of $10.0 million held in escrow. On January 2, 2008, we acquired Systems & Services Technologies, Inc., referred to as SST, a third-party consumer receivable servicer, for $18.4 million.

We operate our business in three segments: ARM, CRM and Portfolio Management.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenue.  Revenue decreased $7.4 million, or 1.9 percent, to $373.7 million for the three months ended September 30, 2009, from $381.1 million for the three months ended September 30, 2008. For the three months ended September 30, 2009, ARM, CRM, Portfolio Management accounted for $306.9 million, $85.1 million and $2.3 million of revenue, respectively. Included in ARM’s revenue was $13.6 million of intercompany revenue from Portfolio Management and included in CRM’s revenue was $7.0 million of intercompany revenue from ARM, which were eliminated upon consolidation. For the three months ended September 30, 2008, these divisions accounted for $315.0 million, $91.7 million and $(4.4) million of revenue, respectively. Included in ARM’s revenue was $20.3 million of intercompany revenue from Portfolio Management and included in CRM’s revenue was $929,000 of intercompany revenue from ARM, which were eliminated upon consolidation.

ARM’s revenue decreased $8.1 million, or 2.6 percent, to $306.9 million for the three months ended September 30, 2009, from $315.0 million for the three months ended September 30, 2008. The decrease in ARM’s revenue was primarily attributable to a $6.7 million decrease in fees from collection services performed for Portfolio Management, and lower than expected overall collections, partially offset by increased volume from new and existing clients in both first-party (early stage) and contingent collections.

CRM’s revenue decreased $6.6 million, or 7.2 percent, to $85.1 million for the three months ended September 30, 2009, from $91.7 million for the three months ended September 30, 2008. The decrease in CRM’s revenue was primarily due to lower volumes from certain existing clients attributable to the impact of the economy on the clients’ business, partially offset by increased client volume related to the implementation of new contracts during 2008 and 2009.

Portfolio Management’s revenue improved by $6.7 million, or 152.3 percent, to $2.3 million for the three months ended September 30, 2009, from $(4.4) million for the three months ended September 30, 2008. Portfolio Management’s collections, excluding all portfolio sales, decreased $14.6 million, or 30.2 percent, to $33.8 million for the three months ended September 30, 2009, from $48.4 million for the three months ended September 30, 2008. Revenue for the three months ended September 30, 2009, included a $13.9 million impairment charge recorded for a valuation allowance against the carrying value of the portfolios, compared to an impairment of $32.2 million for the three months ended September 30, 2008. Excluding the effect of the impairment charges, as well as portfolio sales, Portfolio Management’s revenue represented 47.0 percent of collections for the three months ended September 30, 2009, as compared to 55.0 percent of collections for the three months ended September 30, 2008. The remaining decrease in revenue and collections was attributable to lower portfolio purchases and the effect of the weaker collection environment during the later half of 2008 and 2009. There was no revenue from portfolio sales for the three months ended September 30, 2009, compared to $759,000 for the three months ended September 30, 2008.

Payroll and related expenses.  Payroll and related expenses decreased $29.7 million to $188.6 million for the three months ended September 30, 2009, from $218.3 million for the three months ended September 30, 2008, and decreased as a percentage of revenue to 50.5 percent from 57.3 percent.

ARM’s payroll and related expenses decreased $17.7 million to $134.7 million for the three months ended September 30, 2009, from $152.4 million for the three months ended September 30, 2008, and decreased as a percentage of revenue to 43.9 percent from 48.4 percent. ARM’s payroll and related expenses decreased as a percentage of revenue primarily due to the integration efforts following the acquisition of OSI on February 29, 2008, as well as the deployment of additional staff in off-shore locations where labor costs are lower. Included in ARM’s payroll and related expenses for the three months ended September 30, 2009 and 2008, was $7.0 million and $929,000, respectively, of intercompany expense from CRM, for services provided to ARM.

CRM’s payroll and related expenses decreased $4.8 million to $60.1 million for the three months ended September 30, 2009, from $64.9 million for the three months ended September 30, 2008, and decreased slightly as a percentage of revenue to 70.6 percent from 70.8 percent. The decrease as a percentage of revenue was primarily a result of our continuing deployment of additional staff in off-shore locations where labor costs are lower.

Portfolio Management’s payroll and related expenses decreased $1.2 million to $776,000 for the three months ended September 30, 2009, from $1.9 million for the three months ended September 30, 2008. Portfolio Management outsources all of its collection services to ARM and, therefore, has a relatively small fixed payroll cost structure.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $9.2 million to $156.2 million for the three months ended September 30, 2009, from $147.0 million for the three months ended September 30, 2008, and increased as a percentage of revenue to 41.8 percent from 38.6 percent.

ARM’s selling, general and administrative expenses increased $7.7 million to $138.2 million for the three months ended September 30, 2009, from $130.5 million for the three months ended September 30, 2008, and increased as a percentage of revenue to 45.0 percent from 41.4 percent. The increase in ARM’s selling, general and administrative expenses as a percentage of revenue was primarily attributable to approximately $20.0 million of reimbursable expenses from TDM, which were also included in revenue. Excluding the reimbursable expenses from TDM, selling, general and administrative expenses as a percentage of revenue remained consistent with the prior period as a result of the effective management of expenses in line with the lower revenue.

CRM’s selling, general and administrative expenses increased $1.5 million to $17.3 million for the three months ended September 30, 2009, from $15.8 million for the three months ended September 30, 2008, and increased as a percentage of revenue to 20.3 percent from 17.2 percent. The increase in CRM’s selling, general and administrative expenses as a percentage of revenue was primarily attributable to increasing capacity due to anticipated higher client volumes, in advance of the offsetting revenue generation.

Portfolio Management’s selling, general and administrative expenses decreased $6.8 million to $14.3 million for the three months ended September 30, 2009, from $21.1 million for the three months ended September 30, 2008, but increased as a percentage of revenue, excluding portfolio sales revenue and net impairment charges, to 88.2 percent from 77.5 percent. The decrease in Portfolio Management’s selling, general and administrative expenses resulted from a $6.7 million decrease in fees for collection services provided by ARM. The increase as a percentage of revenue was primarily due to the decrease in revenue due to lower collections. Included in Portfolio Management’s selling, general and administrative expenses for the three months ended September 30, 2009 and 2008, was $13.7 million and $20.3 million, respectively, of intercompany expense from ARM, for services provided to Portfolio Management.

Restructuring charge.  During the three months ended September 30, 2009, we incurred restructuring charges of $1.5 million related to the restructuring of our legacy operations to streamline our cost structure. The charges consisted primarily of severance costs. This compares to $3.4 million of restructuring charges for the three months ended  September 30, 2008.

Depreciation and amortization.  Depreciation and amortization decreased to $29.3 million for the three months ended September 30, 2009, from $32.0 million for the three months ended September 30, 2008. The decrease was primarily attributable to lower depreciation resulting from a lower level of property and equipment.

Other income (expense).  Interest expense increased to $27.2 million for the three months ended September 30, 2009, from $25.0 million for the three months ended September 30, 2008. The increase was primarily attributable to higher interest rates under our amended senior credit facility, partially offset by lower outstanding debt under our senior credit facility. Interest expense for the three months ended September 30, 2009 and 2008 included $5.2 million of losses and $551,000 of gains, respectively, from interest rate swap agreements and embedded derivatives. Other income (expense), net for the three months ended September 30, 2009 and 2008 included approximately $3.9 million of net gains and $1.9 million of net losses, respectively, resulting from foreign exchange contracts.

Income tax (benefit) expense.  For the three months ended September 30, 2009, the effective income tax rate decreased to (10.7) percent from 30.6 percent for the three months ended September 30, 2008 due primarily to the recognition of a valuation allowance on certain domestic net deferred tax assets.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenue.  Revenue remained unchanged at $1.2 billion for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. For the nine months ended September 30, 2009, ARM, CRM, Portfolio Management accounted for $914.4 million, $259.5 million and $40.3 million of revenue, respectively. Included in ARM’s revenue was $47.7 million of intercompany revenue from Portfolio Management and included in CRM’s revenue was $12.0 million of intercompany revenue from ARM, which were eliminated upon consolidation. For the nine months ended September 30, 2008, these divisions accounted for $923.0 million, $262.2 million and $33.1 million of revenue, respectively. Included in ARM’s revenue was $65.9 million of intercompany revenue from Portfolio Management and included in CRM’s revenue was $1.9 million of intercompany revenue from ARM, which were eliminated upon consolidation.

ARM’s revenue decreased $8.6 million, or 0.9 percent, to $914.4 million for the nine months ended September 30, 2009, from $923.0 million for the nine months ended September 30, 2008. The decrease in ARM’s revenue was primarily attributable to an $18.2 million decrease in fees from collection services performed for Portfolio Management and lower than expected overall collections, partially offset by increased volume from new and existing clients in both first-party (early stage) and contingent collections.

CRM’s revenue decreased $2.7 million, or 1.0 percent, to $259.5 million for the nine months ended September 30, 2009, from $262.2 million for the nine months ended September 30, 2008. The decrease in CRM’s revenue was primarily due to lower volumes from certain existing clients attributable to the impact of the economy on the clients’ business, partially offset by increased client volumes related to the implementation of new contracts during 2008 and 2009.

Portfolio Management’s revenue increased $7.2 million, or 21.8 percent, to $40.3 million for the nine months ended September 30, 2009, from $33.1 million for the nine months ended September 30, 2008. Portfolio Management’s collections, excluding all portfolio sales, decreased $40.9 million, or 26.0 percent, to $116.5 million for the nine months ended September 30, 2009, from $157.4 million for the nine months ended September 30, 2008. Revenue for the nine months ended September 30, 2009, included a $15.3 million impairment charge recorded for a valuation allowance against the carrying value of the portfolios, compared to an impairment of $63.0 million for the nine months ended September 30, 2008. Excluding the effect of the impairment charges, as well as portfolio sales, portfolio Management’s revenue represented 46.3 percent of collections for the nine months ended September 30, 2009 as compared to 59.0 percent of collections for the nine months ended September 30, 2008. The remaining decrease in revenue and collections was attributable to lower portfolio purchases and the affect of the weaker collection environment during the latter half of 2008 and 2009. Portfolio sales revenue for the nine months ended September 30, 2009 was $361,000, compared to $2.5 million for the nine months ended September 30, 2008.

Payroll and related expenses.  Payroll and related expenses decreased $46.3 million to $592.3 million for the nine months ended September 30, 2009, from $638.6 million for the nine months ended September 30, 2008, and decreased as a percentage of revenue to 51.3 percent from 55.5 percent.

ARM’s payroll and related expenses decreased $25.4 million to $417.8 million for the nine months ended September 30, 2009, from $443.2 million for the nine months ended September 30, 2008, and decreased as a percentage of revenue to 45.7 percent from 48.0 percent. ARM’s payroll and related expenses decreased as a percentage of revenue primarily due to the integration efforts following the acquisition of OSI on February 29, 2008, as well as the deployment of additional staff in off-shore locations where labor costs are lower. Included in ARM’s payroll and related expenses for the nine months ended September 30, 2009 and 2008, was $12.0 million and $1.8 million, respectively, of intercompany expense from CRM, for services provided to ARM.

CRM’s payroll and related expenses decreased $8.5 million to $182.7 million for the nine months ended September 30, 2009, from $191.2 million for the nine months ended September 30, 2008, and decreased as a percentage of revenue to 70.4 percent from 72.9 percent. The decrease as a percentage of revenue was primarily a result of our continuing deployment of additional staff in off-shore locations where labor costs are lower.

Portfolio Management’s payroll and related expenses decreased $2.2 million to $3.8 million for the nine months ended September 30, 2009, from $6.0 million for the nine months ended September 30, 2008. Portfolio Management outsources all of its collection services to ARM and, therefore, has a relatively small fixed payroll cost structure.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $12.5 million to $436.0 million for the nine months ended September 30, 2009, from $423.5 million for the nine months ended September 30, 2008, and increased as a percentage of revenue to 37.8 percent from 36.8 percent.

ARM’s selling, general and administrative expenses increased $9.6 million to $384.7 million for the nine months ended September 30, 2009, from $375.1 million for the nine months ended September 30, 2008, and increased as a percentage of revenue to 42.1 percent from 40.6 percent. The increase in ARM’s selling, general and administrative expenses as a percentage of revenue was primarily attributable to approximately $20.0 million of reimbursable expenses from TDM, which were also included in revenue. Excluding the reimbursable expenses from TDM, selling, general and administrative expenses as a percentage of revenue remained consistent with the prior period as a result of the effective management of expenses in line with the lower revenue as well as integration efforts following the OSI acquisition.

CRM’s selling, general and administrative expenses increased $3.8 million to $49.6 million for the nine months ended September 30, 2009, from $45.8 million for the nine months ended September 30, 2008, and increased as a percentage of revenue to 19.1 percent from 17.5 percent. The increase in CRM’s selling, general and administrative expenses as a percentage of revenue was primarily attributable to increasing capacity due to anticipated higher client volumes, in advance of the offsetting revenue generation.

Portfolio Management’s selling, general and administrative expenses decreased $19.1 million to $49.4 million for the nine months ended September 30, 2009, from $68.5 million for the nine months ended September 30, 2008, but increased as a percentage of revenue, excluding portfolio sales revenue and net impairment charges, to 89.5 percent from 73.0 percent. The decrease in Portfolio Management’s selling, general and administrative expenses resulted from an $18.2 million decrease in fees for collection services provided by ARM. The increase as a percentage of revenue was primarily due to the decrease in revenue due to lower collections. Included in Portfolio Management’s selling, general and administrative expenses for the nine months ended September 30, 2009 and 2008, was $47.7 million and $65.9 million, respectively, of intercompany expense from ARM, for services provided to Portfolio Management.

Restructuring charge.  During the nine months ended September 30, 2009, we incurred restructuring charges of $3.2 million related to the restructuring of our legacy operations to streamline our cost structure. The charges consisted primarily of severance costs. This compares to $10.3 million of restructuring charges for the nine months ended September 30, 2008.

Depreciation and amortization.  Depreciation and amortization decreased slightly to $91.0 million for the nine months ended September 30, 2009, from $91.9 million for the nine months ended September 30, 2008.

Other income (expense).  Interest expense increased to $77.0 million for the nine months ended September 30, 2009, from $70.4 million for the nine months ended September 30, 2008. The increase was attributable to additional borrowings under the senior credit facility primarily to fund a portion of the acquisition of OSI and higher interest rates under our amended senior credit facility. Interest expense for the nine months ended September 30, 2009 and 2008 included $10.2 million of losses and $4.1 million of gains, respectively, from interest rate swap agreements and embedded derivatives. Other income (expense), net for the nine months ended September 30, 2009 and 2008 included approximately $6.7 million of net gains and $2.2 million of net losses, respectively, resulting from foreign exchange contracts.

Income tax (benefit) expense.  For the nine months ended September 30, 2009, the effective income tax rate decreased to 2.9 percent from 30.8 percent for the nine months ended September 30, 2008 due primarily to the recognition of a valuation allowance on certain domestic net deferred tax assets.

Liquidity and Capital Resources

Our primary sources of cash have been cash flows from operations, including collections on purchased accounts receivable, bank borrowings, and equity and debt offerings. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, purchases of accounts receivable, and working capital to support our growth.

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

The capital and credit markets have recently experienced significant volatility and if this continues, it is possible that our ability to access the capital and credit markets may be limited. Our senior notes and senior subordinated notes are assigned ratings by certain rating agencies. Changes in our business environment, operating results, cash flows, or financial position could impact the ratings assigned by these rating agencies. Significant changes in assigned ratings could also significantly affect the costs of borrowing, which could have a material impact on our financial condition and results of operations. We are currently in compliance with all of our debt covenants, but the future impact on the Company’s operations and financial projections from the challenging economic and business environment may impact our ability to meet our debt covenants in the future.

At this time, we believe that we will be able to finance our current operations, planned capital expenditure requirements, internal growth and debt service obligations, at least through the next twelve months, with the funds generated from our operations, with our existing cash and available borrowings under our senior credit facility. Additionally, we may obtain cash through additional equity and debt offerings, if needed.

We have a senior credit facility, referred to as the Credit Facility, that consists of a term loan ($569.1 million outstanding as of September 30, 2009) and a $100.0 million revolving credit facility ($34.5 million outstanding as of September 30, 2009). Additionally, we have $165.0 million of floating rate senior notes and $200.0 million 11.875 percent senior subordinated notes outstanding. As a result, we are significantly leveraged.

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

The exclusivity agreement with our nonrecourse lender expired on June 30, 2009. We are currently discussing future lending facilities for purchases of accounts receivable with the existing lender and other third-party lenders. We may have to use available cash or borrowings under our revolving credit facility to fund purchases of accounts receivable if we are unable to replace this agreement, which may limit the amount of portfolios we are able to purchase and limit borrowings for other uses.

Cash Flows from Operating Activities.  Cash provided by operating activities was $93.9 million for the nine months ended September 30, 2009, compared to $93.8 million for the nine months ended September 30, 2008. A decrease in accounts payable and accrued expenses of $17.8 million for the nine months ended September 30, 2009, compared to an increase of $4.4 million in the prior year period, was primarily due to changes in the fair value of derivative instruments. This decrease was offset by a decrease in accounts receivable, trade of $28.3 million for the nine months ended September 30, 2009 compared to a decrease of $18.9 million in the prior year period and a decrease in other assets of $12.4 million, compared to a decrease of $2.7 million in the prior year period.

Cash Flows from Investing Activities.  Cash used in investing activities was $12.1 million for the nine months ended September 30, 2009, compared to $406.5 million for the nine months ended September 30, 2008. The decrease in cash used in investing activities was primarily attributable to net cash paid for acquisitions and related costs of $339.3 million during the nine months ended September 30, 2008, primarily incurred in connection with the acquisition of OSI on February 29, 2008, as well as lower purchases of accounts receivable.

Cash Flows from Financing Activities.  Cash used in financing activities was $62.6 million for the nine months ended September 30, 2009, compared to cash provided by financing activities of $324.5 million for the nine months ended September 30, 2008. The cash used in financing activities was due primarily to the repayments of borrowings under our Credit Facility totaling $66.5 million and higher net repayments of nonrecourse notes payable, offset in part by net proceeds from the issuance of $39.7 million of stock that was used to fund the repayments. Cash provided by financing activities in the prior year period consisted primarily of additional senior term loan borrowings of $134.1 million and the issuance of $210.0 million of stock, both of which were used primarily to fund the OSI acquisition.

Senior Credit Facility.  Our Credit Facility is with a syndicate of financial institutions and consists of a term loan and a $100.0 million revolving credit facility. We are required to make quarterly principal repayments of $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. We are also required to make annual prepayments of 50 percent, 25 percent or zero percent of its excess annual cash flow, based on our leverage ratio. The revolving credit facility requires no minimum principal payments until its maturity in November 2011. At September 30, 2009, the balance outstanding on the term loan was $569.1 million and the balance outstanding on the revolving credit facility was $34.5 million. The availability of the revolving credit facility is reduced by any unused letters of credit ($15.7 million at September 30, 2009). As of September 30, 2009, we had $49.8 million of remaining availability under the revolving credit facility.

Borrowings under the Credit Facility are collateralized by substantially all of our assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, investments in purchased accounts receivable, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. We were in compliance with all required financial covenants and we were not aware of any events of default as of September 30, 2009.

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

Nonrecourse Credit Facility.  We had a nonrecourse credit facility and an exclusivity agreement, collectively referred to as the Nonrecourse Agreement. The Nonrecourse Agreement provides that all purchases of accounts receivable by us with a purchase price in excess of $1.0 million were first offered to the lender for financing at its discretion. If the lender chose to participate in the financing of a portfolio of accounts receivable, the financing was structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender financed non-equity borrowings with floating interest at an annual rate equal to LIBOR plus 2.50 percent, or as negotiated. These borrowings are nonrecourse to us and are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios, the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and our initial investment, including interest. Total debt outstanding under this facility as of September 30, 2009 was $18.5 million, including $2.4 million of accrued residual interest. As of September 30, 2009, we were in compliance with all required covenants.

The exclusivity agreement to the Nonrecourse Agreement expired on June 30, 2009. The borrowings outstanding under the nonrecourse credit facility were not affected and remain subject to the terms discussed above. We are currently discussing future lending facilities for purchases of accounts receivable with our existing lender and other third-party lenders. We may have to use available cash or borrowings under our revolving credit facility to fund purchases of accounts receivable if we are unable to replace this agreement, which may limit the amount of portfolios we are able to purchase and limit borrowings for other uses.

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

Foreign Currency Risk.  Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which we are exposed include the Canadian dollar, the Philippine peso, the British pound and the Australian dollar. Due to the size of the Canadian and Philippine operations, we currently use forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such contracts will be adversely affected by changes in exchange rates. Our objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection. During the nine months ended September 30, 2009, we continued to see volatility of the U.S. dollar, primarily as it relates to the Canadian dollar and the Philippine peso. We believe this trend may continue, and if so, it could have a negative impact on our future results of operations.

Interest Rate Risk.  At September 30, 2009, we had $787.1 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year. We currently use interest rate swap agreements and interest rate cap agreements in a effort to limit potential losses from adverse interest rate changes.

Critical Accounting Policies and Estimates

General.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the following accounting policies and estimates are the most critical and could have the most impact on our results of operations: goodwill, other intangible assets and purchase accounting, revenue recognition for purchased accounts receivable, income taxes, and allowance for doubtful accounts. These are described in note 2 to our 2008 financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. During the nine months ended September 30, 2009, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies.

Recently Issued Accounting Guidance

For a discussion of recently issued accounting guidance, see note 20 in our Notes to Consolidated Financial Statements included in this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

Item 4T.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2009. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to determine whether any changes occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended September 30, 2009.

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

Tax Matters:

The Company received notice of a reassessment from a foreign taxing authority relating to certain matters occurring from 1998 through 2001 regarding one of its subsidiaries in the amount of $15.7 million including interest and penalties. In order to pursue an appeal of the reassessment, the Company paid a deposit of $8.5 million in December 2008. In October 2009, the Company entered into a settlement agreement regarding the reassessment, and expects to receive a refund of approximately $3.0 million. As a result of the settlement in October 2009, management will adjust its reserve during the fourth quarter of 2009.

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

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on July 28, 2009. At the Annual Meeting, the stockholders elected Austin A. Adams, Michael J. Barrist, Henry H. Briance, David M. Cohen, Colin M. Farmer, Edward A. Kangas and Leo J. Pound as directors to serve for a term of one year. Each director received 2,832,408 “FOR” votes and there were no votes against any of the directors.

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

NCO Group, Inc.

Date:	November 13, 2009	By:	/s/ Michael J. Barrist
Michael J. Barrist
Chairman of the Board, President
and Chief Executive Officer
(principal executive officer)

Date:	November 13, 2009	By:	/s/ John R. Schwab
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