Form 10-Q
period 2010-03-31
NCO Group, Inc.
filed 2010-05-14
CIK 1397772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission File Number 333-165975; 333-158745; 333-150885

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

The number of shares outstanding of each of the issuer’s classes of common stock as of May 14, 2010 was: 2,960,847 shares of Class A common stock, $0.01 par value and 399,814 shares of Class L common stock, $0.01 par value.

NCO GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements

NCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	March 31,	December 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$34,100	$39,221
Accounts receivable, trade, net of allowance for doubtful accounts of $5,333 and $5,824, respectively	178,271	178,067
Purchased accounts receivable, current portion, net of allowance for impairment of $142,951 and $144,397, respectively	47,867	50,960
Deferred income taxes	1,779	1,753
Prepaid expenses and other current assets	61,416	61,981
Total current assets	323,433	331,982

Funds held on behalf of clients (note 9)

Property and equipment, net	116,913	122,317

Other assets:
Goodwill	535,924	535,857
Trade name, net of accumulated amortization	83,811	83,912
Customer relationships and other intangible assets, net of accumulated amortization	242,630	258,682
Purchased accounts receivable, net of current portion	77,006	87,469
Deferred income taxes	3,556	3,548
Other assets	36,867	36,268
Total other assets	979,794	1,005,736
Total assets	$1,420,140	$1,460,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$16,227	$41,699
Income taxes payable	8,656	2,838
Accounts payable	34,405	15,865
Accrued expenses	95,156	107,250
Accrued compensation and related expenses	46,213	38,094
Deferred revenue, current portion	37,561	39,528
Total current liabilities	238,218	245,274

Funds held on behalf of clients (note 9)

Long-term liabilities:
Long-term debt, net of current portion	888,085	909,831
Deferred income taxes	34,033	31,972
Deferred revenue, net of current portion	763	1,147
Other long-term liabilities	32,328	31,261

Commitments and contingencies (note 16)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 7,500 shares authorized, 3,262 and 3,152 shares issued and outstanding, respectively	32	31
Class L common stock, par value $0.01 per share, 800 shares authorized, 400 shares issued and outstanding	4	4
Class A common stock, par value $0.01 per share, 4,500 shares authorized, 2,961 shares issued and outstanding	30	30
Additional paid-in capital	764,012	763,828
Accumulated other comprehensive income (loss)	1,029	(551)
Accumulated deficit	(549,514)	(534,242)
Total NCO Group, Inc. stockholders’ equity	215,593	229,100
Noncontrolling interests	11,120	11,450
Total stockholders’ equity	226,713	240,550
Total liabilities and stockholders’ equity	$1,420,140	$1,460,035

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended
	March 31,
	2010	2009

Revenues:
Services	$322,926	$367,501
Portfolio	16,297	25,654
Portfolio sales	—	361
Reimbursable costs and fees	73,845	8,613

Total revenues	413,068	402,129

Operating costs and expenses:
Payroll and related expenses	186,268	205,765
Selling, general and administrative expenses	111,532	133,579
Reimbursable costs and fees	73,845	8,613
Depreciation and amortization expense	27,730	31,082
Restructuring charges	1,434	443
Total operating costs and expenses	400,809	379,482

Income from operations	12,259	22,647

Other income (expense):
Interest and investment income	88	342
Interest expense	(23,601)	(23,110)
Other expense, net	(44)	(3,704)
Total other income (expense)	(23,557)	(26,472)
Loss before income taxes	(11,298)	(3,825)

Income tax expense (benefit)	3,040	(1,146)

Net loss	(14,338)	(2,679)

Less: Net income (loss) attributable to noncontrolling interests	934	(570)

Net loss attributable to NCO Group, Inc.	$(15,272)	$(2,109)

See accompanying notes.

NCO GROUP, INC

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(14,338)	$(2,679)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,730	31,082
Provision for doubtful accounts	384	1,213
(Recovery) impairment of purchased accounts receivable	(1,446)	33
Noncash interest	1,673	1,220
Noncash net losses on derivative instruments	545	4,452
Gain on sale of purchased accounts receivable	—	(361)
Deferred income taxes	1,079	(1,066)
Other	797	880
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, trade	(407)	2,387
Accounts payable and accrued expenses	13,902	(12,618)
Income taxes payable	5,259	(622)
Other assets and liabilities	1,946	16,277
Net cash provided by operating activities	37,124	40,198

Cash flows from investing activities:
Purchases of accounts receivable	(5,830)	(16,431)
Collections applied to principal of purchased accounts receivable	20,829	25,124
Proceeds from sales and resales of purchased accounts receivable	—	525
Purchases of property and equipment	(5,958)	(9,793)
Net cash paid related to acquisitions	—	(32)
Other	20	149
Net cash provided by (used in) investing activities	9,061	(458)

Cash flows from financing activities:
Repayment of notes payable	(4,413)	(8,927)
Net repayments of borrowings under revolving credit facility	(17,000)	(38,000)
Repayment of borrowings under senior term loan	(25,803)	(16,514)
Payment of fees to obtain debt	(2,597)	(2,477)
Return of investment in subsidiary to noncontrolling interests	(1,264)	(2,317)
Issuance of stock, net	—	40,000
Net cash used in financing activities	(51,077)	(28,235)

Effect of exchange rate on cash	(229)	(322)

Net (decrease) increase in cash and cash equivalents	(5,121)	11,183

Cash and cash equivalents at beginning of the period	39,221	29,880

Cash and cash equivalents at end of the period	$34,100	$41,063

See accompanying notes.

NCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.              Nature of Operations:

NCO Group, Inc. is a holding company and conducts substantially all of its business operations through its subsidiaries (collectively, the “Company” or “NCO”). NCO is an international provider of business process outsourcing solutions, primarily focused on accounts receivable management (“ARM”) and customer relationship management (“CRM”). NCO provides services through over 100 offices throughout North America, Asia, Europe and Australia. The Company provides services to more than 18,500 active clients, including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, retail and commercial, utilities, education and government, technology and transportation/logistics services. These clients are primarily located throughout North America, Europe and Australia. Excluding reimbursable costs and fees, the Company’s largest client during the three months ended March 31, 2010, was in the telecommunications sector and represented 8.7 percent of the Company’s consolidated revenue for the three months ended March 31, 2010.

Historically, the Company has also purchased and collected past due consumer accounts receivable from consumer creditors. During 2009, the Company significantly reduced its purchases of accounts following declines in liquidation rates, competition for purchased accounts receivable and the continued uncertainty of collectibility. The Company currently expects to limit purchases in 2010 to certain of its non-cancelable forward-flow commitments. Additionally, the Company may opportunistically purchase accounts receivable that allow the Company to leverage meaningful third-party servicing contracts. The Company’s amended senior credit facility (note 11) limits purchases in 2010 to $20 million and purchases in 2011 and each year thereafter to $10 million per year.

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

Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The December 31, 2009 balance sheet was derived from the consolidated audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as otherwise disclosed herein) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company’s business, operating results for the three-month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other interim period.

2.     Accounting Policies (continued):

Interim Financial Information (continued):

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”).

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Reclassifications:

Certain amounts in the statement of operations and the statement of cash flows for the three months ended March 31, 2009, have been reclassified for comparative purposes.

3.     Restructuring Charges:

The Company has several restructuring plans under which it has recorded restructuring charges, primarily in conjunction with streamlining the cost structure of the Company’s operations. These charges primarily related to the elimination of certain redundant facilities and severance costs. The Company currently expects to pay the remaining severance balance through 2013 and the remaining lease balance through 2016.

The following presents the activity in the accruals recorded for restructuring charges (amounts in thousands):

	Leases	Severance	Total
Balance at December 31, 2009	$8,562	$2,997	$11,559
Accruals	128	1,306	1,434
Cash payments	(953)	(1,332)	(2,285)
Balance at March 31, 2010	$7,737	$2,971	$10,708

4.     Business Combinations:

On August 31, 2009, the Company acquired TSYS Total Debt Management, Inc. (“TDM”), a provider of accounts receivable management legal network solutions, for $4.5 million in cash which included $1.3 million of acquired cash, subject to certain post-closing adjustments. The Company allocated $694,000 of the purchase price to the customer relationships and recorded goodwill of $1.4 million. The TDM acquisition was included in the ARM segment.

5.      Disposal of Business:

In October 2009, the Company sold its print and mail business, from the ARM segment, for approximately $18.7 million in cash.  The net proceeds from the sale were used to pay down the Company’s senior term loan.

6.      Deferred Revenue:

Deferred revenue primarily relates to prepaid fees for ARM collection and letter services for which revenue is recognized when the services are provided or the time period for which the Company is obligated to provide the services has expired. The following summarizes the change in the balance of deferred revenue (amounts in thousands):

Balance at December 31, 2009	$40,675
Additions	8,182
Revenue recognized	(10,533)
Balance at March 31, 2010	$38,324

7.      Fair Value:

Recurring Measurement:

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

	At Fair Value as of
	March 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Forward exchange contracts	$—	$117	$—	$117	$—	$2	$—	2

Liabilities:
Interest rate swaps	—	7,960	—	7,960	—	9,104	—	9,104
Forward exchange contracts	—	—	—	—	—	60	—	60
Embedded derivatives	—	—	2,593	2,593	—	—	3,306	3,306

Net liabilities	$—	$7,843	$2,593	$10,436	$—	$9,162	$3,306	$12,468

During the three months ended March 31, 2010, there were no transfers in or out of the Company’s Level 1, Level 2 or Level 3 fair value measurements.

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

7.      Fair Value (continued):

Recurring Measurement (continued):

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

Embedded derivatives represent the contingent payment provision embedded in the Company’s nonrecourse credit facility related to purchased accounts receivable and the sellers’ participation in collections that are in excess of minimum targets for certain portfolios of purchased accounts receivable. The Company values these embedded derivatives based on the present value of expected cash flows. Inputs used to value these embedded derivatives are considered Level 3 measurements because they are unobservable. Changes in the fair market value of the embedded derivatives are recorded in interest expense on the statement of operations.

The following summarizes the change in the fair value of the embedded derivatives (amounts in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Balance at beginning of period	$3,306	$4,457
Additions	225	321
Payments	(438)	(578)
Changes in fair value	(500)	(670)
Balance at end of period	$2,593	$3,530

Non-Recurring Measurement:

The Company has goodwill and other intangible assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when their carrying values exceed their fair values. Inputs used to value these assets are considered Level 3 measurements because they are unobservable.

During the three months ended March 31, 2010 and 2009, there were no adjustments to fair value as there were no indicators that would have required interim testing. The Company performs its annual testing of indefinite-lived intangible assets during the fourth quarter of each year.

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

Purchased Accounts Receivable:

The Company records purchased accounts receivable at cost, which is discounted from the contractual receivable balance. The carrying value of purchased accounts receivable, which is estimated based upon future cash flows, approximates fair value at March 31, 2010 and December 31, 2009.

7.      Fair Value (continued):

Fair Value of Financial Instruments (continued):

Notes Receivable:

The Company had notes receivable of $5.1 million as of March 31, 2010 and December 31, 2009. The carrying amounts reported in the balance sheets, included in current and long-term other assets, approximated market rates for notes with similar terms and maturities, and, accordingly, the carrying amounts approximated fair value. The Company continually evaluates the collectibility of these notes.

Long-Term Debt:

The following presents the carrying values and the estimated fair values of the Company’s long-term debt at March 31, 2010 (amounts in thousands):

	Carrying Value	Fair Value
Senior term loan	$523,457	$542,486
Senior subordinated notes	200,000	183,000
Senior notes	165,000	141,075
Nonrecourse credit facility	10,026	10,026

The fair values of the Company’s senior term loan and senior revolving credit facility were based on market interest rates for debt with similar terms and maturities. The fair values of the Company’s senior notes and senior subordinated notes were based on their approximate trading prices at March 31, 2010. The stated interest rates of the Company’s nonrecourse credit facility approximate market rates for debt with similar terms and maturities, and, accordingly, the carrying value approximates fair value.

8.     Purchased Accounts Receivable:

As of March 31, 2010, the carrying value of Portfolio Management’s and ARM’s purchased accounts receivable were $118.6 million and $6.3 million, respectively. The total outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $55.5 billion and $55.2 billion at March 31, 2010 and December 31, 2009, respectively.

The following summarizes the change in the carrying amount of the purchased accounts receivable (amounts in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Balance at beginning of period	$138,429	$185,659
Purchases	5,830	16,431
Collections	(35,371)	(50,346)
Revenue recognized	14,542	25,222
Proceeds from portfolio sales and resales applied to carrying value	—	(164)
Recovery (impairment)	1,446	(33)
Other	(3)	345
Balance at end of period	$124,873	$177,114

8.     Purchased Accounts Receivable (continued):

The following presents the change in the allowance for impairment of purchased accounts receivable (amounts in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Balance at beginning of period	$144,397	$123,804
Additions	1,175	2,790
Recoveries	(2,621)	(2,757)
Other	—	(36)
Balance at end of period	$142,951	$123,801

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following presents the change in accretable yield (amounts in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Balance at beginning of period	$112,108	$167,411
Additions	4,243	19,300
Revenue recognition	(14,542)	(25,222)
Reclassifications from (to) nonaccretable difference	1,703	(7,339)
Foreign currency translation adjustment	22	46
Balance at end of period	$103,534	$154,196

During the three months ended March 31, 2010 and 2009, the Company purchased accounts receivable with a cost of $5.8 million and $16.4 million, respectively, that had contractually required payments receivable at the date of acquisition of $387.8 million and $1.2 billion, respectively, and expected cash flows at the date of acquisition of $10.1 million and $35.7 million, respectively.

9.     Funds Held on Behalf of Clients:

In the course of the Company’s regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $85.4 million and $75.1 million at March 31, 2010 and December 31, 2009, respectively, have been shown net of their offsetting liability for financial statement presentation.

10.  Goodwill and Other Intangible Assets:

Goodwill is allocated and tested at the reporting unit level. Goodwill is tested for impairment each year during the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No event occurred or circumstances changed since the last annual test that would more likely than not reduce the fair value of a reporting unit below its carrying value. However, if the Company continues to experience adverse effects of the challenging economic and business environment, including changes in financial projections, the Company may have to recognize an impairment of all or some portion of its goodwill.  The Company’s reporting units are ARM, CRM and Portfolio Management.

10.  Goodwill and Other Intangible Assets (continued):

The following summarizes the change in the Company’s reporting units’ goodwill (amounts in thousands):

	ARM	CRM	Total
Balance at January 1, 2010:
Goodwill	$552,047	$128,365	$680,412
Accumulated impairment	(73,205)	(71,350)	(144,555)
	478,842	57,015	535,857
TDM acquisition	12	—	12
Foreign currency translation and other	55	—	55
Balance at March 31, 2010:
Goodwill	552,114	128,365	680,479
Accumulated impairment	(73,205)	(71,350)	(144,555)
	$478,909	$57,015	$535,924

Trade name includes the NCO trade name, which is an indefinite-lived intangible asset and therefore is not subject to amortization.  Similar to goodwill, the NCO trade name is reviewed at least annually for impairment. At March 31, 2010, the balance of the NCO trade name was $82.6 million.

Trade name also includes certain trade names which are not considered to have indefinite lives and are therefore subject to amortization. At March 31, 2010, the gross carrying amount of these trade names was $2.0 million, and the accumulated amortization of the OSI trade names was $842,000.

Other intangible assets subject to amortization consist of customer relationships and non-compete agreements. The following represents the other intangible assets subject to amortization (amounts in thousands):

	March 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$437,489	$196,317	$437,412	$180,379
Non-compete agreements	3,955	2,497	3,955	2,306
Total	$441,444	$198,814	$441,367	$182,685

The Company recorded amortization expense for intangible assets of $16.1 million and $16.9 million during the three months ended March 31, 2010 and 2009, respectively.

The following represents the Company’s expected amortization expense from these other intangible assets over the next five years (amounts in thousands):

For the Years Ended December 31,	Estimated Amortization Expense
2010	$64,366
2011	63,982
2012	59,730
2013	53,517
2014	15,727

11.  Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2010	December 31, 2009
Senior term loan	$523,457	$549,260
Senior revolving credit facility	—	17,000
Senior subordinated notes	200,000	200,000
Senior notes	165,000	165,000
Nonrecourse credit facility	10,026	14,322
Capital leases	4,672	4,789
Other	1,157	1,159
Less current portion	(16,227)	(41,699)
	$888,085	$909,831

Senior Credit Facility:

The Company has a senior credit facility (“Credit Facility”) with a syndicate of financial institutions that consists of a term loan and a $100.0 million revolving credit facility. The Company is required to make quarterly principal repayments of $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. The Company is also required to make quarterly prepayments of 75 percent of the excess cash flow from the Company’s purchased accounts receivable, and annual prepayments of 75 percent or 50 percent of its excess annual cash flow, based on its leverage ratio, less the amounts paid during the year from the purchased accounts receivable excess cash flow prepayments. The revolving credit facility requires no minimum principal payments until its maturity in November 2011. The availability of the revolving credit facility is reduced by any unused letters of credit ($12.3 million at March 31, 2010). As of March 31, 2010, the Company had $87.7 million of remaining availability under the revolving credit facility.

On March 31, 2010, the Company amended the Credit Facility to, among other things, adjust the financial covenants, including increasing maximum leverage ratios and decreasing minimum interest coverage ratios, and adjust the required principal prepayments.

All borrowings bear interest at an annual rate equal to either, at the option of the Company, (i) the higher of the prime rate (3.25 percent at March 31, 2010), the federal funds rate (0.09 percent at March 31, 2010) plus 0.50 percent, or LIBOR (0.23 percent 30-day LIBOR at March 31, 2010) plus 1.00 percent, plus a margin of 2.25 percent to 2.75 percent in the case of the revolving credit facility and 3.75 percent to 4.00 percent in the case of the term loan, based on the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined; or (ii) LIBOR, but in no event less than 2.50 percent, plus a margin of 3.25 percent to 3.75 percent in the case of the revolving credit facility and 4.75 percent to 5.00 percent in the case of the term loan, based on the Company’s funded debt to EBITDA ratio, as defined. The Company is charged a quarterly commitment fee on the unused portion of the revolving credit facility at an annual rate of 0.50 percent. For the three months ended March 31, 2010 and 2009, the effective interest rate on the Credit Facility was approximately 9.23 percent and 7.03 percent, respectively. The Credit Facility also requires that the Company obtain certain levels of interest rate protection.

11.  Long-Term Debt (continued):

Senior Credit Facility (continued):

Borrowings under the Credit Facility are collateralized by substantially all of the Company’s assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, investments in purchased accounts receivable, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or a change of control, and the failure to negotiate and obtain any required relief from the Company’s lenders, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. Under these circumstances, the acceleration of the Company’s debt could have a material adverse effect on its business. Notwithstanding the foregoing, the Company may from time to time seek to amend its existing Credit Facility or obtain other funding or additional financing, which may result in additional fees and higher interest rates. Amending the Company’s Credit Facility or obtaining other funding or additional financing prior to the expiration of the current agreement will be essential as the remaining outstanding balance under the term loan will be due upon the expiration of the Credit Facility in May 2013. At March 31, 2010, the Company’s leverage ratio was 4.79, compared to the maximum of 5.75, and the interest coverage ratio was 2.11, compared to the minimum of 1.80. The Company was in compliance with all required financial covenants and was not aware of any events of default as of March 31, 2010.

Management believes that over the next 12 months the Company will continue to maintain compliance with these covenants. The Company’s ability to maintain compliance with the covenants will be highly dependent on the Company’s results of operations and, to the extent necessary, the Company’s ability to implement remedial measures such as further reductions in operating costs. If the Company were to enter into an agreement with its lenders for future covenant compliance relief, such relief could result in additional fees and higher interest expense.

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

The Senior Notes are senior unsecured obligations and are senior in right of payment to all existing and future senior subordinated indebtedness, including the Senior Subordinated Notes, and all future subordinated indebtedness. The Senior Notes bear interest at an annual rate equal to LIBOR plus 4.875 percent, reset quarterly. The effective interest rate of the Senior Notes was approximately 5.14 percent and 6.60 percent for the three months ended March 31, 2010 and 2009, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time at varying redemption prices depending on the redemption date, plus accrued and unpaid interest.

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

11.  Long-Term Debt (continued):

Senior Notes and Senior Subordinated Notes (continued):

The indentures governing the Notes contain a number of covenants that limit the Company’s and its restricted subsidiaries’ ability, among other things, to: incur additional indebtedness and issue certain preferred stock, pay certain dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, place limitations on distributions from restricted subsidiaries, issue or sell capital stock of restricted subsidiaries, guarantee indebtedness, sell or exchange assets, enter into transactions with affiliates, create certain liens, engage in unrelated businesses, and consolidate, merge or transfer all or substantially all of the Company’s assets and the assets of its subsidiaries on a consolidated basis. As of March 31, 2010, the Company was in compliance with all required covenants. In addition, upon a change of control, the Company is required to offer to repurchase all of the Notes then outstanding, at a purchase price equal to 101 percent of their principal amount, plus any accrued interest to the date of repurchase.

Nonrecourse Credit Facility:

The Company had a relationship with a lender to provide nonrecourse financing for certain purchases of accounts receivable, at the discretion of the lender.  If the lender chose to participate in the financing of a portfolio of accounts receivable, the financing was structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender financed non-equity borrowings with floating interest at an annual rate equal to LIBOR (0.23 percent 30-day LIBOR at March 31, 2010) plus 2.50 percent, or as negotiated. These borrowings are nonrecourse to the Company and are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios, the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and the initial investment by the Company, including interest. Residual cash flow payments are accrued for as embedded derivatives. There were no non-equity borrowings under this relationship during 2009 or for the three months ended March 31, 2010.

Borrowings under this relationship are nonrecourse to the Company, except for the assets within the entities established in connection with the financing agreement. The nonrecourse debt agreements contain a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed by the nonrecourse lender, in addition to other remedies.

Total debt outstanding under this facility was $10.0 million and $14.3 million as of March 31, 2010 and December 31, 2009, respectively, which included $1.6 million and $2.1 million, respectively, of accrued residual interest. The effective interest rate on these loans, including the residual interest component, was approximately 9.4 percent and 9.1 percent for the three months ended March 31, 2010 and 2009, respectively. The nonrecourse credit facility contains certain covenants such as meeting minimum cumulative collection targets. As of March 31, 2010, the Company was in compliance with all required covenants.

12.  Income Taxes:

The Company recorded income tax expense of $3.0 million and an income tax benefit of $1.1 million for the three months ended March 31, 2010 and 2009, respectively. The Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) primarily as a result of the recognition of a valuation allowance on certain domestic net deferred tax assets and income tax expense to be paid in state and foreign jurisdictions.

The Company increased its valuation allowance by $6.7 million to $75.1 million as of March 31, 2010 from $68.4 million as of December 31, 2009, primarily as a result of federal and certain state deferred tax assets exceeding deferred tax liabilities (after consideration for any net deferred tax liabilities associated with non-amortizable assets such as goodwill and certain trade names). As a result of cumulative losses incurred by the Company since 2007, a valuation allowance was established due to the uncertainty that federal and certain state deferred tax assets would be realized in future years.

12.  Income Taxes (continued):

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

Series A is entitled to a quarterly “paid-in-kind” dividend at an annual rate of 14 percent and Series B-1 is entitled to a quarterly “paid-in-kind” dividend at an annual rate of 19 percent. The following presents the Series A and Series B-1 shares issued for the “paid-in-kind” dividends:

	For the Three Months Ended March 31,
	2010	2009
Series A	100,552	87,211
Series B-1	10,204	1,725

In February 2009, the Company issued 7,400 shares of Series A Preferred Stock to JPMorgan Chase & Co. (“JPM”) as additional consideration for the acquisition of Systems & Services Technologies, Inc. (“SST”), which occurred in January 2008.

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

Noncontrolling Interests:

The following table summarizes the activity in stockholders’ equity attributable to NCO Group, Inc. and noncontrolling interests (amounts in thousands):

	NCO Group, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2009	$229,100	$11,450	$240,550
Stock-based compensation	185	—	185
Distributions to noncontrolling interests	—	(1,264)	(1,264)
Net (loss) income	(15,272)	934	(14,338)
Accumulated other comprehensive income	1,580	—	1,580
Balance at March 31, 2010	$215,593	$11,120	$226,713

13.  Stockholders’ Equity (continued):

Comprehensive Income (Loss):

Comprehensive income (loss) was as follows (amounts in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Net loss attributable to NCO Group, Inc.	$(15,272)	$(2,109)
Foreign currency translation adjustments	687	(3,157)
Change in fair value of cash flow hedges, net of tax	—	(719)
Net losses on cash flow hedges reclassified into earnings, net of tax	893	1,309
Comprehensive loss - NCO Group, Inc.	(13,692)	(4,676)
Net income (loss) attributable to noncontrolling interests	934	(570)
Total comprehensive loss	$(12,758)	$(5,246)

14.  Derivative Financial Instruments:

The Company enters into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These contracts may be designated as cash flow hedges. The Company had forward exchange contracts for the purchase of 265.7 million Philippine pesos outstanding at March 31, 2010, which mature throughout the remainder of 2010.

The Company has interest rate swap agreements to minimize the impact of LIBOR fluctuations on interest payments on the Company’s floating rate debt. The interest rate swaps may be designated as cash flow hedges. The interest rate swaps cover an aggregate notional amount of $315.7 million. The Company is required to pay the counterparties quarterly interest payments at a weighted average fixed rate ranging from 3.41 to 3.44 percent, and receives from the counterparties variable quarterly interest payments based on LIBOR. The net interest paid or received is included in interest expense. On March 25, 2009, the Company amended its senior credit facility, which amendment included a minimum LIBOR of 2.50 percent. This amendment caused the existing interest rate swaps to become ineffective and, as of March 25, 2009, these interest rate swaps were not accounted for as cash flow hedges. Accordingly, the fair market value of the interest rate swaps at March 25, 2009 is being amortized to interest expense, using the effective interest rate method, over the remaining lives of the interest rate swap agreements, and future changes in the fair market value of these interest rate swaps after March 25, 2009 are recorded in interest expense.

The Company has embedded derivatives relating to the contingent payment provision in its nonrecourse credit facility relating to purchased accounts receivable, and relating to the sellers’ participation in collections that are in excess of minimum targets for certain portfolios of purchased accounts receivable.

14.  Derivative Financial Instruments (continued):

The following summarizes the fair value of the Company’s derivatives (amounts in thousands):

		Fair Value
	Balance Sheet	March 31,	December 31,
	Location	2010	2009
Derivatives not designated as hedges:
Asset derivatives
Forward exchange contracts	Other current assets	$117	$2
Total asset derivatives not designated as hedges		$117	$2

Liability derivatives
Interest rate swaps	Accrued expenses	$7,960	$9,104
Forward exchange contracts	Accrued expenses	—	60
Embedded derivatives	Long-term debt and accrued expenses	2,593	3,306
Total liability derivatives not designated as hedges		$10,553	$12,470

The following tables summarize the effect of derivatives on the Company (amounts in thousands):

		For the Three Months Ended March 31,
		2010		2009
		Amount of	Amount of	Amount of	Amount of
	Location of	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
	Gain (Loss)	Recognized	Reclassified	Recognized	Reclassified
	Reclassified	in OCI (net	into	in OCI (net	into
	into Earnings	of taxes)	Earnings	of taxes)	Earnings
Derivatives designated as hedges:
Interest rate swaps	Interest
(prior to March 25, 2009)	expense	$—	$—	$(719)	$(2,056)
Total derivatives designated as hedges		$—	$—	$(719)	$(2,056)

		For the Three Months Ended March 31,
		2010	2009
		Amount of Gain	Amount of Gain
	Location of Gain (Loss)	(Loss) Recognized	(Loss) Recognized
	Recognized in Earnings	in Earnings	in Earnings
Derivatives not designated as hedges:
Forward exchange contracts	Other income (expense)	$198	$(3,423)
Interest rate swaps (after March 25, 2009)	Interest expense	(1,396)	—
Amortization of interest rate swaps	Interest expense	(1,402)	—
Embedded derivatives	Interest expense	500	670
Interest rate caps	Other income (expense)	—	(23)
Total derivatives not designated as hedges		$(2,100)	$(2,776)

15.  Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Noncash investing and financing activities:
Issuance of stock to JPM for the SST acquisition	$—	$1,758
Adjustments to acquired assets and liabilities	—	1,378

16.  Commitments and Contingencies:

Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications companies, a labor subcontractor in India and other vendors that require minimum purchase commitments. These agreements expire between 2010 and 2012. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

2010	$29,653
2011	19,583
2012	7,392

$56,628

The Company incurred $14.1 million and $16.5 million of expense from vendors associated with these purchase commitments for the three months ended March 31, 2010 and 2009, respectively.

Forward-Flow Agreements:

The Company has several fixed price agreements, or forward-flows, that obligate the Company to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. The forward flow agreements expire throughout 2010. The remaining estimated future forward-flow commitments in 2010 are approximately $6.1 million.

Litigation and Investigations:

The Company is party, from time to time, to various legal proceedings, regulatory investigations, client audits and tax examinations incidental to its business. The Company continually monitors these legal proceedings, regulatory investigations, client audits and tax examinations to determine the impact and any required accruals. Some of these matters are described in “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

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

16.  Commitments and Contingencies (continued):

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

17.  Segment Reporting:

As of March 31, 2010, the Company’s business consisted of three operating segments: ARM, CRM and Portfolio Management. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies.”

ARM provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM serves clients of all sizes in local, regional and national markets in North America, Europe and Australia through offices in North America, Asia, Europe and Australia. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. ARM also provides accounts receivable management services to Portfolio Management. ARM recorded revenue of $13.7 million and $17.7 million for intercompany services to Portfolio Management for the three months ended March 31, 2010 and 2009, respectively.

CRM provides customer relationship management services to clients in North America through offices in North America and Asia. CRM also provides certain services to ARM. CRM recorded revenue of $628,000 for intercompany services to ARM for the three months ended March 31, 2009.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies and other consumer oriented companies. Portfolio Management’s revenue was impacted by a benefit from the recovery of portfolio allowances of $1.4 million for the three months ended March 31, 2010 and an impairment charge of $33,000 for the three months ended March 31, 2009, respectively.

The following table presents total assets, net of any intercompany balances, for each segment (amounts in thousands):

	March 31, 2010	December 31, 2009
ARM	$1,059,046	$1,079,180
CRM	231,450	239,373
Portfolio Management	129,644	141,482
Total assets	$1,420,140	$1,460,035

17.  Segment Reporting (continued):

The following tables present the revenue, payroll and related expenses, selling, general, and administrative expenses, reimbursable costs and fees, restructuring charges, income from operations before depreciation and amortization and capital expenditures for each segment (amounts in thousands):

	For the Three Months Ended March 31, 2010
	ARM	CRM	Portfolio Management	Eliminations	Total
Revenues	$334,980	$76,534	$15,274	$(13,720)	$413,068

Payroll and related expenses	128,670	56,406	1,192	—	186,268
Selling, general and admin. expenses	96,583	14,152	14,192	(13,395)	111,532
Reimbursable costs and fees	74,170	—	—	(325)	73,845
Restructuring charges	279	12	1,143	—	1,434
Income (loss) from operations before depreciation and amortization	$35,278	$5,964	$(1,253)	$—	$39,989

Capital expenditures	$4,001	$1,957	$—	$—	$5,958

	For the Three Months Ended March 31, 2009
	ARM	CRM	Portfolio Management	Eliminations	Total
Revenues	$311,841	$88,198	$20,389	$(18,299)	$402,129

Payroll and related expenses	142,459	62,437	1,497	(628)	205,765
Selling, general and admin. expenses	117,467	14,530	18,245	(16,663)	133,579
Reimbursable costs and fees	9,621	—	—	(1,008)	8,613
Restructuring charges	239	178	26	—	443
Income from operations before depreciation and amortization	$42,055	$11,053	$621	$—	$53,729

Capital expenditures	$5,483	$4,310	$—	$—	$9,793

18.  Related Party Transactions:

The Company pays OEP a management fee of $3.0 million per year, plus reimbursement of expenses, for management, advice and related services. During the three months ended March 31, 2010, the Company incurred $750,000, relating to such management fees, which were included in selling, general and administrative expenses.

OEP is managed by OEP Holding Corporation, a wholly owned indirect subsidiary of JPM, and JPM is a client of the Company. For the three months ended March 31, 2010 and 2009, the Company received fees for providing services to JPM of $2.8 million and $3.4 million, respectively.  At March 31, 2010, the Company had accounts receivable of $2,000 due from JPM. At December 31, 2009, the Company had no accounts receivable due from JPM. Additionally, affiliates of Citigroup are investors of the Company, and Citigroup is a client of the Company. For the three months ended March 31, 2010 and 2009, the Company received fees for providing services to Citigroup of $13.0 million and $15.4 million, respectively. At March 31, 2010 and December 31, 2009, the Company had accounts receivable of $7.4 million and $5.8 million, respectively, due from Citigroup.

The Company has certain corporate banking relationships with affiliates of JPM and is charged market rates for these services.

19.  Recently Issued and Proposed Accounting Guidance:

In June 2009, the FASB issued authoritative guidance for transfers of financial assets. This guidance removes the concept of qualifying special-purpose entities and eliminates the exception from applying guidance related to consolidating of variable interest entities to qualifying special-purpose entities. This guidance requires additional disclosures in order to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The Company adopted this guidance on January 1, 2010, and it did not have a material impact on its financial condition or results of operations.

In June 2009, the FASB issued amended guidance for consolidation of variable interest entities. This guidance amends previous guidance to require companies to perform an analysis to determine if their variable interest gives them a controlling financial interest in the variable interest entity, and requires ongoing reassessments of who is the primary beneficiary of a variable interest entity. This guidance also requires enhanced disclosures of information about involvement in a variable interest entity. The Company adopted this guidance on January 1, 2010, and it did not have a material impact on its financial condition or results of operations.

In January 2010, the FASB issued amended guidance for disclosures about fair value measurements, which requires new disclosures regarding transfers in and out of Level 1 and 2 measurements and requires additional disclosures regarding activity in Level 3 measurements. This guidance also clarifies existing fair value disclosures regarding the level of disaggregation and the input and valuation techniques used to measure fair value. The Company adopted this guidance on January 1, 2010, except for the requirement for additional disclosures of Level 3 activity which is effective on January 1, 2011, and it did not have a material impact on its financial condition or results of operations.

20.  Subsidiary Guarantor Financial Information:

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

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

March 31, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$14,467	$19,633	$—	$34,100
Accounts receivable, trade, net of allowance for doubtful accounts	—	156,009	22,262	—	178,271
Purchased accounts receivable, current portion	—	23,219	24,648	—	47,867
Deferred income taxes	(28,808)	29,327	1,260	—	1,779
Prepaid expenses and other current assets	1,528	28,052	31,836	—	61,416
Total current assets	(27,280)	251,074	99,639	—	323,433

Property and equipment, net	—	85,827	31,086	—	116,913

Other assets:
Goodwill	—	470,520	65,404	—	535,924
Trade name, net of accumulated amortization	—	80,964	2,847	—	83,811
Customer relationships and other intangible assets, net of accumulated amortization	—	225,112	17,518	—	242,630
Purchased accounts receivable, net of current portion	—	47,498	29,508	—	77,006
Investment in subsidiaries	734,697	17,950	—	(752,647)	—
Deferred income taxes	—	—	3,556	—	3,556
Other assets	14,738	44,081	(21,952)	—	36,867
Total other assets	749,435	886,125	96,881	(752,647)	979,794
Total assets	$722,155	$1,223,026	$227,606	$(752,647)	$1,420,140

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$6,054	$575	$9,598	$—	$16,227
Intercompany payable (receivable)	47,213	(144,593)	97,380	—	—
Income taxes payable	—	—	8,656	—	8,656
Accounts payable	750	31,290	2,365	—	34,405
Accrued expenses	18,986	51,531	24,639	—	95,156
Accrued compensation and related expenses	—	32,914	13,299	—	46,213
Deferred revenue, current portion	—	36,882	679	—	37,561
Total current liabilities	73,003	8,599	156,616	—	238,218

Long-term liabilities:
Long-term debt, net of current portion	507,998	378,259	1,828	—	888,085
Deferred income taxes	(83,101)	110,382	6,752	—	34,033
Deferred revenue, net of current portion	—	763	—	—	763
Other long-term liabilities	8,662	9,048	14,618	—	32,328

Stockholders’ equity:
Total NCO Group, Inc. stockholders’ equity	215,593	715,975	36,672	(752,647)	215,593
Noncontrolling interests	—	—	11,120	—	11,120
Total stockholders’ equity	215,593	715,975	47,792	(752,647)	226,713
Total liabilities and stockholders’ equity	$722,155	$1,223,026	$227,606	$(752,647)	$1,420,140

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

December 31, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$18,984	$20,237	$—	$39,221
Accounts receivable, trade, net of allowance for doubtful accounts	—	156,600	21,467	—	178,067
Purchased accounts receivable, current portion	—	22,406	28,554	—	50,960
Deferred income taxes	(28,808)	29,327	1,234	—	1,753
Prepaid expenses and other current assets	1,358	29,741	30,882	—	61,981
Total current assets	(27,450)	257,058	102,374	—	331,982

Property and equipment, net	—	89,347	32,970	—	122,317

Other assets:
Goodwill	—	470,621	65,236	—	535,857
Trade name, net of accumulated amortization	—	81,065	2,847	—	83,912
Customer relationships and other intangible assets, net of accumulated amortization	—	239,393	19,289	—	258,682
Purchased accounts receivable, net of current portion	—	52,966	34,503	—	87,469
Investment in subsidiaries	729,604	19,005	—	(748,609)	—
Deferred income taxes	—	—	3,548	—	3,548
Other assets	12,852	45,492	(22,076)	—	36,268
Total other assets	742,456	908,542	103,347	(748,609)	1,005,736
Total assets	$715,006	$1,254,947	$238,691	$(748,609)	$1,460,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$29,334	$583	$11,782	$—	$41,699
Intercompany (receivable) payable	(953)	(109,273)	110,226	—	—
Income taxes payable	—	—	2,838	—	2,838
Accounts payable	—	13,387	2,478	—	15,865
Accrued expenses	14,367	67,538	25,345	—	107,250
Accrued compensation and related expenses	—	26,225	11,869	—	38,094
Deferred revenue, current portion	—	39,101	427	—	39,528
Total current liabilities	42,748	37,561	164,965	—	245,274

Long-term liabilities:
Long-term debt, net of current portion	517,521	388,531	3,779	—	909,831
Deferred income taxes	(82,653)	108,563	6,062	—	31,972
Deferred revenue, net of current portion	—	1,147	—	—	1,147
Other long-term liabilities	8,290	9,153	13,818	—	31,261

Stockholders’ equity:
Total NCO Group, Inc. stockholders’ equity	229,100	709,992	38,617	(748,609)	229,100
Noncontrolling interests	—	—	11,450	—	11,450
Total stockholders’ equity	229,100	709,992	50,067	(748,609)	240,550
Total liabilities and stockholders’ equity	$715,006	$1,254,947	$238,691	$(748,609)	$1,460,035

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended March 31, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$309,344	$77,565	$(63,983)	$322,926
Portfolio	—	8,051	8,246	—	16,297
Reimbursable costs and fees	—	73,785	60	—	73,845
Total revenues	—	391,180	85,871	(63,983)	413,068

Operating costs and expenses:
Payroll and related expenses	4	190,165	43,374	(47,275)	186,268
Selling, general and administrative expenses	1,084	96,023	31,133	(16,708)	111,532
Reimbursable costs and fees	—	73,785	60	—	73,845
Depreciation and amortization expense	—	21,932	5,798	—	27,730
Restructuring charges	—	177	1,257	—	1,434
Total operating costs and expenses	1,088	382,082	81,622	(63,983)	400,809
(Loss) income from operations	(1,088)	9,098	4,249	—	12,259

Other income (expense):
Interest and investment income	—	(864)	952	—	88
Interest expense	(15,282)	(7,803)	(516)	—	(23,601)
Interest (expense) income to affiliate	(2,983)	4,776	(1,793)	—	—
Subsidiary income (loss)	3,235	834	—	(4,069)	—
Other income, net	128	(172)	—	—	(44)
	(14,902)	(3,229)	(1,357)	(4,069)	(23,557)
(Loss) income before income taxes	(15,990)	5,869	2,892	(4,069)	(11,298)

Income tax (benefit) expense	(718)	1,963	1,795	—	3,040

Net (loss) income	(15,272)	3,906	1,097	(4,069)	(14,338)

Less: Net income attributable to noncontrolling interests	—	—	934	—	934

Net (loss) income attributable to NCO Group, Inc.	$(15,272)	$3,906	$163	$(4,069)	$(15,272)

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended March 31, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$378,860	$60,543	$(71,902)	$367,501
Portfolio	—	11,640	14,014	—	25,654
Portfolio sales	—	83	278	—	361
Reimbursable costs and fees	—	8,552	61	—	8,613
Total revenues	—	399,135	74,896	(71,902)	402,129

Operating costs and expenses:
Payroll and related expenses	5	211,332	45,522	(51,094)	205,765
Selling, general and administrative expenses	1,084	125,134	28,169	(20,808)	133,579
Reimbursable costs and fees	—	8,552	61	—	8,613
Depreciation and amortization expense	—	23,843	7,239	—	31,082
Restructuring charges	—	226	217	—	443
Total operating costs and expenses	1,089	369,087	81,208	(71,902)	379,482
(Loss) income from operations	(1,089)	30,048	(6,312)	—	22,647

Other income (expense):
Interest and investment income	(3,401)	3,766	(23)	—	342
Interest expense	(15,956)	(6,851)	(303)	—	(23,110)
Interest (expense) income to affiliate	(666)	2,040	(1,374)	—	—
Subsidiary income (loss)	10,995	(4,572)	—	(6,423)	—
Other expense, net	—	(3,704)	—	—	(3,704)
	(9,028)	(9,321)	(1,700)	(6,423)	(26,472)
(Loss) income before income taxes	(10,117)	20,727	(8,012)	(6,423)	(3,825)

Income tax (benefit) expense	(8,008)	9,002	(2,140)	—	(1,146)

Net (loss) income	(2,109)	11,725	(5,872)	(6,423)	(2,679)

Less: Net loss attributable to noncontrolling interests	—	—	(570)	—	(570)

Net (loss) income attributable to NCO Group, Inc.	$(2,109)	$11,725	$(5,302)	$(6,423)	$(2,109)

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2010

(Unaudited

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(12,095)	$38,308	$10,911	$37,124

Cash flows from investing activities:
Purchases of accounts receivable	—	(5,523)	(307)	(5,830)
Collections applied to principal of purchased accounts receivable	—	10,180	10,649	20,829
Purchases of property and equipment	—	(5,032)	(926)	(5,958)
Other	—	20	—	20
Net cash (used in) provided by investing activities	—	(355)	9,416	9,061

Cash flows from financing activities:
Repayment of notes payable	—	(79)	(4,334)	(4,413)
Net repayments of revolving credit facility	(17,000)	—	—	(17,000)
Repayment of borrowings under senior term loan	(25,803)	—	—	(25,803)
Borrowings under (repayments of) intercompany notes payable	57,495	(42,391)	(15,104)	—
Payment of fees to obtain debt	(2,597)	—	—	(2,597)
Return of investment in subsidiary to noncontrolling interests	—	—	(1,264)	(1,264)
Net cash provided by (used in) financing activities	12,095	(42,470)	(20,702)	(51,077)

Effect of exchange rate on cash	—	—	(229)	(229)

Net decrease in cash and cash equivalents	—	(4,517)	(604)	(5,121)

Cash and cash equivalents at beginning of the period	—	18,984	20,237	39,221

Cash and cash equivalents at end of the period	$—	$14,467	$19,633	$34,100

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2009

(Unaudited

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(4,083)	$53,011	$(8,730)	$40,198

Cash flows from investing activities:
Purchases of accounts receivable	—	(14,967)	(1,464)	(16,431)
Collections applied to principal of purchased accounts receivable	—	4,413	20,711	25,124
Proceeds from sales and resales of purchased accounts receivable	—	124	401	525
Purchases of property and equipment	—	(6,186)	(3,607)	(9,793)
Net cash paid for acquisitions and related costs	—	(29)	(3)	(32)
Other	—	149	—	149
Net cash (used in) provided by investing activities	—	(16,496)	16,038	(458)

Cash flows from financing activities:
Repayment of notes payable	—	(86)	(8,841)	(8,927)
Net repayments of revolving credit facility	(38,000)	—	—	(38,000)
Repayment of borrowings under senior term loan	(15,000)	(1,514)	—	(16,514)
Borrowings under (repayments of) intercompany notes payable	19,560	(29,088)	9,528	—
Payment of fees to obtain debt	(2,477)	—	—	(2,477)
Return of investment in subsidiary to noncontrolling interests	—	—	(2,317)	(2,317)
Issuance of stock, net	40,000	—	—	40,000
Net cash provided by (used in) financing activities	4,083	(30,688)	(1,630)	(28,235)

Effect of exchange rate on cash	—	—	(322)	(322)

Net increase in cash and cash equivalents	—	5,827	5,356	11,183

Cash and cash equivalents at beginning of the period	—	15,334	14,546	29,880

Cash and cash equivalents at end of the period	$—	$21,161	$19,902	$41,063

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

•                  risks related to the possible loss of key clients; and

•                  risks related to changes in government regulations.

The Company can give no assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. The Company disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise. For additional information concerning the risks that affect us, see our Annual Report on Form 10-K/A for the year ended December 31, 2009 and “Part II. Other Information - Item 1A. Risk Factors” of this Report on Form 10-Q.

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

Historically, we have participated in the purchased accounts receivable business on an opportunistic basis. Given the decline in liquidation rates, competition for purchased accounts receivable and the continued uncertainty of collectibility, we significantly reduced our purchases of accounts in 2009. We currently expect to limit our purchases in 2010 to certain of our non-cancelable forward flow commitments. Additionally, we may opportunistically purchase accounts receivable that allow us to leverage meaningful third-party servicing contracts. Our amended senior credit facility limits purchases in 2010 to $20 million and purchases in 2011 and each year thereafter to $10 million per year.

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

•                  volume fluctuations in our CRM services; and,

•                  variability in the collectability of existing portfolios.

We have grown rapidly, through both acquisitions as well as internal growth. Effective August 31, 2009, we acquired TSYS Total Debt Management, Inc., referred to as TDM, a provider of specialty accounts receivable management services, for approximately $4.5 million, subject to certain post-closing adjustments.

In October 2009, we sold our print and mail business for approximately $18.7 million in cash.

We operate our business in three segments: ARM, CRM and Portfolio Management.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue.  Revenue increased $10.9 million, or 2.7 percent, to $413.1 million for the three months ended March 31, 2010, from $402.1 million for the three months ended March 31, 2009.

Revenue by segment (dollars in thousands):

	For the Three Months Ended March 31,
		% of		% of
	2010	Revenue	2009	Revenue	$ Change	% Change
ARM	$334,980	81.1%	$311,841	77.5%	$23,139	7.4%
CRM	76,534	18.5%	88,198	21.9%	(11,664)	(13.2)%
Portfolio Management	15,274	3.7%	20,389	5.1%	(5,115)	(25.1)%
Eliminations	(13,720)	(3.3)%	(18,299)	(4.5)%	4,579	(25.0)%
Total	$413,068	100.0%	$402,129	100.0%	$10,939	2.7%

ARM’s revenue for the three months ended March 31, 2010, included $13.7 million of intercompany revenue from Portfolio Management which was eliminated upon consolidation. ARM’s revenue for the three months ended March 31, 2009, included $17.7 million of intercompany revenue from Portfolio Management and CRM’s revenue for the three months ended March 31, 2009, included $628,000 of intercompany revenue from ARM, which were eliminated upon consolidation.

ARM’s revenue for the three months ended March 31, 2010 and 2009 included $74.2 million and $9.6 million, respectively, of reimbursable costs and fees (discussed in more detail below), which resulted in a $64.6 million increase in ARM’s revenue. This increase was partially offset by decreases primarily attributable to the weaker collection environment during 2010, a $13.6 million decrease resulting from the sale of our print and mail business in October 2009, and a $4.0 million decrease in fees from collection services performed for Portfolio Management.

The decrease in CRM’s revenue was primarily due to lower volumes from certain existing clients attributable to the impact of the economy on the clients’ business, partially offset by increased client volume related to the implementation of new contracts during 2009.

Portfolio Management’s collections decreased $10.1 million, or 23.1 percent, to $33.7 million for the three months ended March 31, 2010, from $43.8 million for the three months ended March 31, 2009. Revenue for the three months ended March 31, 2010, included a $1.4 million net recovery of previously recorded impairment charges recorded for a valuation allowance against the carrying value of the portfolios, compared to a net recovery of $93,000 for the three months ended March 31, 2009. Excluding the effect of the recoveries of impairment charges, Portfolio Management’s revenue represented 40.6 percent of collections for the three months ended March 31, 2010, as compared to 44.4 percent of collections for the three months ended March 31, 2009. The remaining decrease in revenue and collections was attributable to lower portfolio purchases and the effect of the weaker collection environment during 2010.

Payroll and related expenses.  Payroll and related expenses decreased $19.5 million to $186.3 million for the three months ended March 31, 2010, from $205.8 million for the three months ended March 31, 2009, and decreased as a percentage of revenue to 45.1 percent from 51.2 percent.

Payroll and related expenses by segment (dollars in thousands):

	For the Three Months Ended March 31,
		% of		% of
	2010	Revenue	2009	Revenue	$ Change	% Change
ARM	$128,670	38.4%	$142,459	45.7%	$(13,789)	(9.7)%
CRM	56,406	73.7%	62,437	70.8%	(6,031)	(9.7)%
Portfolio Management	1,192	7.8%	1,497	7.3%	(305)	(20.4)%
Eliminations	—	—	(628)	3.4%	628	(100.0)%
Total	$186,268	45.1%	$205,765	51.2%	$(19,497)	(9.5)%

The decrease in ARM’s payroll and related expenses as a percentage of revenue was primarily due to the higher revenue base, which was attributable to the increase in reimbursable costs and fees. Included in ARM’s payroll and related expenses for the three months ended March 31, 2009, was $628,000 of intercompany expense from CRM, for services provided to ARM, which was eliminated upon consolidation.

CRM’s payroll and related expenses increased as a percentage of revenue primarily as a result of leveraging its infrastructure over the lower revenue base.

Portfolio Management outsources all of its collection services to ARM and, therefore, has a relatively small fixed payroll cost structure.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $22.1 million to $111.5 million for the three months ended March 31, 2010, from $133.6 million for the three months ended March 31, 2009, and decreased as a percentage of revenue to 27.0 percent from 33.2 percent.

Selling, general and administrative expenses by segment (dollars in thousands):

	For the Three Months Ended March 31,
		% of		% of
	2010	Revenue	2009	Revenue	$ Change	% Change
ARM	$96,583	28.8%	$117,467	37.7%	$(20,884)	(17.8)%
CRM	14,152	18.5%	14,530	16.5%	(378)	(2.6)%
Portfolio Management	14,192	92.9%	18,245	89.5%	(4,053)	(22.2)%
Eliminations	(13,395)	97.6%	(16,663)	91.1%	3,268	(19.6)%
Total	$111,532	27.0%	$133,579	33.2%	$(22,047)	(16.5)%

The decrease in ARM’s selling, general and administrative expenses as a percentage of revenue was primarily attributable to the higher revenue base, which was attributable to the increase in reimbursable costs and fees, as well as cost saving initiatives and the sale of the print and mail business, which had a higher selling, general and administrative expense cost structure.

The increase in CRM’s selling, general and administrative expenses as a percentage of revenue was primarily attributable to leveraging its infrastructure over the lower revenue base.

The decrease in Portfolio Management’s selling, general and administrative expenses resulted from a $4.0 million decrease in fees for collection services provided by ARM. Servicing fees are based on cash collections so the increase as a percentage of revenue was primarily due to the decrease in the percentage of collections recorded to revenue. Included in Portfolio Management’s selling, general and administrative expenses for the three months ended March 31, 2010 and 2009, was $13.7 million and $17.7 million, respectively, of intercompany expense from ARM, for services provided to Portfolio Management.

Reimbursable costs and fees.  Reimbursable costs and fees consist of court costs, legal fees and repossession fees, representing out-of-pocket expenses that are reimbursed by our clients. Reimbursable costs and fees of $73.8 million and $8.6 million for the three months ended March 31, 2010 and 2009, respectively, are recorded as both revenue and operating expenses on the statement of operations. The increase in reimbursable costs and fees was due to the acquisition of TDM in August 2009.

Restructuring charges.  During the three months ended March 31, 2010, we incurred restructuring charges of $1.4 million, related to our decision to limit purchases in the Portfolio Management business. The charges consisted primarily of severance costs. This compares to $443,000 of restructuring charges for the three months ended March 31, 2009.

Depreciation and amortization.  Depreciation and amortization decreased to $27.7 million for the three months ended March 31, 2010, from $31.1 million for the three months ended March 31, 2009. The decrease was primarily attributable to lower depreciation resulting from a lower level of property and equipment.

Other income (expense).  Interest expense increased slightly to $23.6 million for the three months ended March 31, 2010, from $23.1 million for the three months ended March 31, 2009. Interest expense for the three months ended March 31, 2010 and 2009 included $2.3 million and $1.4 million, respectively, of losses from interest rate swap agreements and embedded derivatives. Other income (expense), net for the three months ended March 31, 2010 and 2009 included approximately $198,000 of net gains and $3.4 million of net losses, respectively, resulting from foreign exchange contracts.

Income tax expense (benefit).  For the three months ended March 31, 2010, the effective income tax rate was (26.9) percent compared to 30.0 percent for the three months ended March 31, 2009. The change in the effective income tax rate was due primarily to the recognition of a valuation allowance on certain domestic net deferred tax assets and income tax expense to be paid in state and foreign jurisdictions.

Liquidity and Capital Resources

Our primary sources of cash are cash flows from operations, including collections on purchased accounts receivable, bank borrowings, and equity and debt offerings. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, purchases of accounts receivable, and working capital to support our growth.

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

The capital and credit markets have experienced significant volatility in the recent past and if this continues, it is possible that our ability to access the capital and credit markets may be limited. Our senior notes and senior subordinated notes are assigned ratings by certain rating agencies. Changes in our business environment, operating results, cash flows, or financial position could impact the ratings assigned by these rating agencies. Significant changes in assigned ratings could also significantly affect the costs of borrowing, which could have a material impact on our financial condition and results of operations. We are currently in compliance with all of our debt covenants, but the future impact on the Company’s operations and financial projections from the challenging economic and business environment may impact our ability to meet our debt covenants in the future.

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

We have a senior credit facility that consists of a term loan ($523.5 million outstanding as of March 31, 2010) and a $100.0 million revolving credit facility (none outstanding as of March 31, 2010). Additionally, we have $165.0 million of floating rate senior notes and $200.0 million 11.875 percent senior subordinated notes outstanding. As a result, we are significantly leveraged.

On March 31, 2010, we amended our senior credit facility to, among other things, adjust the financial covenants, including increasing maximum leverage ratios and decreasing minimum interest coverage ratios, and adjusting the required principal payments. In 2010, our maximum leverage ratio covenant is 5.75 and our minimum interest coverage ratio covenant is 1.80. We believe we will be able to maintain compliance with such covenants in 2010. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as further reductions in operating costs. If we were to enter into an agreement with our lenders for future covenant compliance relief, such relief could result in additional fees and higher interest expense.

Our senior credit facility, as amended, does not give us the ability to use available excess cash flow to repurchase our senior notes and senior subordinated notes. However, our senior credit facility, as amended, permits us to repurchase our senior notes and senior subordinated notes out of the net cash proceeds of new equity issuances. We are aware that our senior notes and senior subordinated notes may trade at substantial discounts to their face amounts. We or our stockholders may from time to time seek to retire or purchase our outstanding notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Our stockholders who acquire such notes may seek to contribute them to us, for retirement, in exchange for the issuance of additional equity. The amounts involved may be material.

Given the decline in liquidation rates, competition for purchased accounts receivable and the continued uncertainty of collectibility, we significantly reduced our purchases of accounts receivable in 2009. We currently expect to limit our purchases in 2010 to certain of our non-cancelable forward flow commitments. Additionally, we may opportunistically purchase accounts receivable that allow us to leverage meaningful third-party servicing contracts. Our amended senior credit facility limits purchases in 2010 to $20 million and purchases in 2011 and each year thereafter to $10 million per year.

Cash Flows from Operating Activities.  Cash provided by operating activities was $37.1 million for the three months ended March 31, 2010, compared to $40.2 million for the three months ended March 31, 2009. The decrease was primarily attributable to lower operating results for the three months ended March 31, 2010 and a decrease in other assets and liabilities, offset in part by an increase in accounts payable and accrued expenses of $13.9 million for the three months ended March 31, 2010 compared to a decrease of $12.6 million in the prior year period.

Cash Flows from Investing Activities.  Cash provided by investing activities was $9.1 million for the three months ended March 31, 2010, compared to cash used in investing activities of $458,000 for the three months ended March 31, 2009. The increase in cash from investing activities was primarily attributable to lower purchases of accounts receivable and lower purchases of property and equipment, partially offset by lower collections of purchased accounts receivable.

Cash Flows from Financing Activities.  Cash used in financing activities was $51.1 million for the three months ended March 31, 2010, compared to $28.2 million for the three months ended March 31, 2009. The increase in cash used in financing activities was due primarily to $42.8 million of total repayments of borrowings under our senior credit facility during the three months ended March 31, 2010, compared to $54.5 million of total repayments during the prior year period offset by the issuance of $40.0 million of stock which was used to fund those repayments in 2009.

Senior Credit Facility.  Our senior credit facility is with a syndicate of financial institutions and consists of a term loan and a $100.0 million revolving credit facility. We are required to make quarterly principal repayments of $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. We are also required to make quarterly prepayments of 75 percent of the excess cash flow from our purchased accounts receivable, and annual prepayments of 75 percent or 50 percent of our excess annual cash flow, based on our leverage ratio, less the amounts paid during the year from the purchased accounts receivable excess cash flow prepayments. The revolving credit facility requires no minimum principal payments until its maturity in November 2011. At March 31, 2010, the balance outstanding on the term loan was $523.5 million and there was no balance outstanding on the revolving credit facility. The availability of the revolving credit facility is reduced by any unused letters of credit ($12.3 million at March 31, 2010). As of March 31, 2010, we had $87.7 million of remaining availability under the revolving credit facility.

Borrowings under the senior credit facility are collateralized by substantially all of our assets. The senior credit facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, investments in purchased accounts receivable, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or a change of control, and the failure to negotiate and obtain any required relief from our lenders, were to occur under the senior credit facility, the lenders would be entitled to declare all amounts outstanding under the senior credit facility immediately due and payable and foreclose on the pledged assets. Under these circumstances, the acceleration of our debt could have a material adverse effect on our business. Notwithstanding the foregoing, we may from time to time seek to amend our senior credit facility or obtain other funding or additional financing, which may result in additional fees and higher interest rates. Amending our senior credit facility or obtaining other funding or additional financing prior to the expiration of the current agreement will be essential as the remaining outstanding balance under the term loan will be due upon the expiration of the senior credit facility in May 2013. At March 31, 2010, our leverage ratio was 4.79, compared to the maximum of 5.75, and our interest coverage ratio was 2.11, compared to the minimum of 1.80. We were in compliance with all required financial covenants and we were not aware of any events of default as of March 31, 2010.

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

For a description of the covenants and other material terms of the Notes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K/A for the year ended December 31, 2009.

Nonrecourse Credit Facility.  We had a relationship with a lender to provide nonrecourse financing for certain purchases of accounts receivable, at the discretion of the lender.  If the lender chose to participate in the financing of a portfolio of accounts receivable, the financing was structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender financed non-equity borrowings with floating interest at an annual rate equal to LIBOR (0.23 percent 30-day LIBOR at March 31, 2010) plus 2.50 percent, or as negotiated. These borrowings are nonrecourse to us and are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and the initial investment by us, including interest. Residual cash flow payments are accrued for as embedded derivatives. There were no non-equity borrowings under this relationship during 2009 or during the three months ended March 31, 2010.

Borrowings under this relationship are nonrecourse to us, except for the assets within the entities established in connection with the financing agreement. The nonrecourse debt agreements contain a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed by the nonrecourse lender, in addition to other remedies.

The total nonrecourse debt outstanding was $10.0 million as of March 31, 2010, which included $1.6 million of accrued residual interest. The effective interest rate on these loans, including the residual interest component, was approximately 9.4 percent for the three months ended March 31, 2010. The nonrecourse debt agreements contain certain covenants such as meeting minimum cumulative collection targets. As of March 31, 2010, we were in compliance with all required covenants.

Contractual Obligations. There have been no material changes, outside the ordinary course of our business, to our contractual obligations as of December 31, 2009 as reported in our Annual Report on Form 10-K/A for the year ended December 31, 2009.

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

Foreign Currency Risk.  Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which we are exposed include the Philippine peso, the Canadian dollar, the British pound and the Australian dollar. Due to the size of the Philippine operations, we currently use forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such contracts will be adversely affected by changes in exchange rates. Our objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection.

Interest Rate Risk.  At March 31, 2010, we had $698.5 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year. Currently, we primarily use interest rate swap agreements to limit potential losses from adverse interest rate changes. Our interest rate swap agreements minimize the impact of LIBOR fluctuations on the interest payments on our floating rate debt. We are required to pay the counterparties quarterly interest payments at a weighted average fixed rate, and we receive from the counterparties variable quarterly interest payments based on LIBOR.

Critical Accounting Policies and Estimates

General.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the following accounting policies and estimates are the most critical and could have the most impact on our results of operations: goodwill, other intangible assets and purchase accounting, revenue recognition for purchased accounts receivable, income taxes, and allowance for doubtful accounts. These are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note 2 to our 2009 financial statements, both of which are included in our Annual Report on Form 10-K/A for the year ended December 31, 2009. During the three months ended March 31, 2010, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies.

Recently Issued Accounting Guidance

For a discussion of recently issued accounting guidance, see note 19 in our Notes to Consolidated Financial Statements included in this Form 10-Q.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

Item 4T.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2010. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to determine whether any changes occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended March 31, 2010.

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

Part II.  Other Information

Item 1.   Legal Proceedings

The Company is party, from time to time, to various legal proceedings, regulatory investigations, client audits and tax examinations incidental to its business. The Company continually monitors these legal proceedings, regulatory investigations and tax examinations to determine the impact and any required accruals. Some of these matters are described in “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

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

Item 1A.        Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009, referred to as the “2009 Form 10-K”, which could materially affect our business, financial condition or future results. The risk factors in our 2009 Form 10-K have not materially changed. The risks described in our 2009 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   [Removed and Reserved]

Item 5.   Other Information

(a)   On May 10, 2010, our Board of Directors appointed Thomas J. Kichler as a director to fill the vacancy created by the previously-announced resignation of David M. Cohen. Additionally, Mr. Kichler was appointed to the Audit Committee.  Under the Stockholder’s Agreement dated as of November 15, 2006 among us, One Equity Partners II, L.P. and certain of its affiliates, referred to collectively as “OEP”, and our other stockholders, OEP has the right to designate three directors.  Mr. Kichler was appointed to our Board as one of OEP’s designees.

OEP is our principal stockholder. Mr. Kichler is a Managing Director of OEP. For information concerning certain transactions that we have had with OEP or its affiliates since January 1, 2009 that are required to be disclosed under Item 404(a) of SEC Regulation S-K, see “Item 11. Executive Compensation - Compensation Committee Interlocks and Insider Participation” in our Annual Report on Form 10-K/A for the year ended December 31, 2009 and Note 18 to our consolidated financial statements set forth in Part I - Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

(b)   Not applicable

Item 6.   Exhibits

10

Third Amendment to Credit Agreement dated as of March 31, 2010 by and among NCO Group, Inc., NCO Financial Systems, Inc., certain guarantors under the Credit Agreement, Citizens Bank of Pennsylvania as the administrative agent, Citizens Bank of Pennsylvania as sole issuing bank and certain lenders (incorporated by reference to Exhibit 10.34 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

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

NCO Group, Inc.

Date: May 14, 2010	By:	/s/ Michael J. Barrist
Michael J. Barrist
Chairman of the Board, President
and Chief Executive Officer
(principal executive officer)

Date: May 14, 2010	By:	/s/ John R. Schwab
John R. Schwab
Executive Vice President, Finance
and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description

10

Third Amendment to Credit Agreement dated as of March 31, 2010 by and among NCO Group, Inc., NCO Financial Systems, Inc., certain guarantors under the Credit Agreement, Citizens Bank of Pennsylvania as the administrative agent, Citizens Bank of Pennsylvania as sole issuing bank and certain lenders (incorporated by reference to Exhibit 10.34 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

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