Form 10-Q
period 2010-06-30
NCO Group, Inc.
filed 2010-08-13
CIK 1397772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of each of the issuer’s classes of common stock as of August 13, 2010 was: 2,960,847 shares of Class A common stock, $0.01 par value and 399,814 shares of Class L common stock, $0.01 par value.

NCO GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements

NCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	June 30,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents (includes cash and cash equivalents of consolidated variable interest entities: 2010, $875; 2009, $982)	$25,743	$39,221
Accounts receivable, trade, net of allowance for doubtful accounts of $4,669 and $5,824, respectively	166,958	178,067
Purchased accounts receivable, current portion, net of allowance for impairment of $144,488 and $144,397, respectively (includes purchased accounts receivable of consolidated variable interest entities: 2010, $17,588; 2009, $22,020)	42,348	50,960
Deferred income taxes	1,732	1,753
Prepaid expenses and other current assets	62,630	61,981
Total current assets	299,411	331,982

Funds held on behalf of clients (note 9)

Property and equipment, net	109,851	122,317

Other assets:
Goodwill	535,454	535,857
Trade name, net of accumulated amortization	83,711	83,912
Customer relationships and other intangible assets, net of accumulated amortization	226,519	258,682
Purchased accounts receivable, net of current portion (includes purchased accounts receivable of consolidated variable interest entities: 2010, $13,818; 2009, $18,586)	69,082	87,469
Deferred income taxes	3,517	3,548
Other assets	34,784	36,268
Total other assets	953,067	1,005,736
Total assets	$1,362,329	$1,460,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion (includes debt of consolidated variable interest entities: 2010, $3,971; 2009, $10,027)	$13,334	$41,699
Income taxes payable	6,992	2,838
Accounts payable	21,713	15,865
Accrued expenses (includes accrued expenses of consolidated variable interest entities: 2010, $1,067; 2009, $795)	93,746	107,250
Accrued compensation and related expenses	43,702	38,094
Deferred revenue, current portion	35,048	39,528
Total current liabilities	214,535	245,274

Funds held on behalf of clients (note 9)

Long-term liabilities:
Long-term debt, net of current portion	878,753	909,831
Deferred income taxes (includes deferred income taxes of consolidated variable interest entities: 2010, $954; 2009, $1,475)	35,806	31,972
Deferred revenue, net of current portion	732	1,147
Other long-term liabilities	34,023	31,261

Commitments and contingencies (note 16)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 7,500 shares authorized, 3,380 and 3,152 shares issued and outstanding, respectively	33	31
Class L common stock, par value $0.01 per share, 800 shares authorized, 400 shares issued and outstanding	4	4
Class A common stock, par value $0.01 per share, 4,500 shares authorized, 2,961 shares issued and outstanding	30	30
Additional paid-in capital	764,202	763,828
Accumulated other comprehensive loss	(604)	(551)
Accumulated deficit	(575,036)	(534,242)
Total NCO Group, Inc. stockholders’ equity	188,629	229,100
Noncontrolling interests	9,851	11,450
Total stockholders’ equity	198,480	240,550
Total liabilities and stockholders’ equity	$1,362,329	$1,460,035

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Services	$306,988	$352,946	$629,914	$720,447
Portfolio	11,627	16,851	27,924	42,866
Reimbursable costs and fees	67,554	8,822	141,399	17,435

Total revenues	386,169	378,619	799,237	780,748

Operating costs and expenses:
Payroll and related expenses	175,651	197,922	361,919	403,687
Selling, general and administrative expenses	113,254	128,820	224,786	262,399
Reimbursable costs and fees	67,554	8,822	141,399	17,435
Depreciation and amortization expense	27,357	30,619	55,087	61,701
Restructuring charges	4,949	1,337	6,383	1,780
Total operating costs and expenses	388,765	367,520	789,574	747,002

(Loss) Income from operations	(2,596)	11,099	9,663	33,746

Other income (expense):
Interest and investment income	185	594	273	936
Interest expense	(22,156)	(26,674)	(45,757)	(49,784)
Other income, net	1,113	6,866	1,069	3,162
Total other income (expense)	(20,858)	(19,214)	(44,415)	(45,686)
Loss before income taxes	(23,454)	(8,115)	(34,752)	(11,940)

Income tax expense (benefit)	1,865	(2,538)	4,905	(3,684)

Net loss	(25,319)	(5,577)	(39,657)	(8,256)

Less: Net income (loss) attributable to noncontrolling interests	203	(361)	1,137	(931)

Net loss attributable to NCO Group, Inc.	$(25,522)	$(5,216)	$(40,794)	$(7,325)

See accompanying notes.

NCO GROUP, INC

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(39,657)	$(8,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,087	61,701
Provision for doubtful accounts	672	2,154
Impairment of purchased accounts receivable	139	1,341
Noncash interest	3,773	4,214
Noncash net losses (gains) on derivative instruments	86	(195)
Gain on sale of purchased accounts receivable	—	(361)
Deferred income taxes	1,386	(5,744)
Other	1,188	1,928
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, trade	10,160	16,423
Accounts payable and accrued expenses	(1,754)	(10,937)
Income taxes payable	3,903	(2,177)
Other assets and liabilities	1,403	(1,158)
Net cash provided by operating activities	36,386	58,933

Cash flows from investing activities:
Purchases of accounts receivable	(8,953)	(32,954)
Collections applied to principal of purchased accounts receivable	35,636	46,653
Proceeds from sales and resales of purchased accounts receivable	—	525
Purchases of property and equipment	(12,247)	(18,055)
Net cash paid related to acquisitions	—	(780)
Other	1,331	149
Net cash provided by (used in) investing activities	15,767	(4,462)

Cash flows from financing activities:
Repayment of notes payable	(8,481)	(15,148)
Net repayments of borrowings under revolving credit facility	(17,000)	(41,000)
Repayment of borrowings under senior term loan	(34,027)	(18,027)
Payment of fees to obtain debt	(2,758)	(2,477)
Return of investment in subsidiary to noncontrolling interests	(2,736)	(4,287)
Issuance of stock, net	—	39,667
Payment of deemed dividend to JPM	—	(8,049)
Net cash used in financing activities	(65,002)	(49,321)

Effect of exchange rate on cash	(629)	419

Net (decrease) increase in cash and cash equivalents	(13,478)	5,569

Cash and cash equivalents at beginning of the period	39,221	29,880

Cash and cash equivalents at end of the period	$25,743	$35,449

See accompanying notes.

NCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.              Nature of Operations:

NCO Group, Inc. is a holding company and conducts substantially all of its business operations through its subsidiaries (collectively, the “Company” or “NCO”). NCO is an international provider of business process outsourcing solutions, primarily focused on accounts receivable management (“ARM”) and customer relationship management (“CRM”). NCO provides services through over 90 offices throughout North America, Asia, Europe and Australia. The Company provides services to more than 18,500 active clients, including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, retail and commercial, utilities, education and government, technology and transportation/logistics services. These clients are primarily located throughout North America, Europe and Australia. Excluding reimbursable costs and fees, the Company’s largest client during the six months ended June 30, 2010, was in the telecommunications sector and represented 7.9 percent of the Company’s consolidated revenue for the six months ended June 30, 2010.

Historically, the Company has also purchased and collected past due consumer accounts receivable from consumer creditors. During 2009, the Company significantly reduced its purchases of accounts receivable and made a decision to minimize further investments in the future. This decision resulted from declines in liquidation rates, competition for purchased accounts receivable and the continued uncertainty of collectibility.

The Company’s business consists of three operating segments: ARM, CRM and Portfolio Management.

2.     Accounting Policies:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and all subsidiaries and entities controlled by the Company. All intercompany accounts and transactions have been eliminated.

The Company also considers whether any of its investments represent a variable interest entity (“VIE”) that is required to be consolidated by the primary beneficiary. The primary beneficiary is the entity that has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. A VIE is an entity for which the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity.

The Company has investments in VIEs that purchase portfolios of purchased accounts receivable. Based on the Company’s significant participation in the VIEs’ profits or losses and its ability to direct the activities of the VIEs, the Company consolidates these VIEs as it is considered the primary beneficiary. The aggregate assets of the VIEs, that can only be used to settle obligations of the VIEs, and liabilities of the VIEs, for which beneficial interest holders do not have recourse to the Company’s general credit, are presented on the balance sheet.

Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The December 31, 2009 balance sheet was derived from the consolidated audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as otherwise disclosed herein) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company’s business, operating results for the three-month and six-month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other interim period.

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

Reclassifications:

Certain amounts in the statement of operations for the three and six months ended June 30, 2009, and the statement of cash flows for the six months ended June 30, 2009, have been reclassified for comparative purposes.

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

The following presents the activity in the accruals recorded for restructuring charges (amounts in thousands):

	Leases	Severance	Total
Balance at December 31, 2009	$8,562	$2,997	$11,559
Accruals	4,502	1,881	6,383
Cash payments	(3,673)	(2,876)	(6,549)
Balance at June 30, 2010	$9,391	$2,002	$11,393

4.     Business Combinations:

On August 31, 2009, the Company acquired TSYS Total Debt Management, Inc. (“TDM”), a provider of accounts receivable management legal network solutions, for $4.5 million in cash which included $1.3 million of acquired cash. The Company allocated $694,000 of the purchase price to the customer relationships and recorded goodwill of $1.4 million. The TDM acquisition was included in the ARM segment.

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

6.      Deferred Revenue:

Deferred revenue primarily relates to prepaid fees for ARM collection and letter services for which revenue is recognized when the services are provided or the time period for which the Company is obligated to provide the services has expired. The following summarizes the change in the balance of deferred revenue (amounts in thousands):

Balance at December 31, 2009	$40,675
Additions	16,406
Revenue recognized	(21,301)
Balance at June 30, 2010	$35,780

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

	At Fair Value as of
	June 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Forward exchange contracts	$—	$158	$—	$158	$—	$2	$—	2

Liabilities:
Interest rate swaps	—	5,293	—	5,293	—	9,104	—	9,104
Forward exchange contracts	—	7	—	7	—	60	—	60
Embedded derivatives	—	—	2,140	2,140	—	—	3,306	3,306

Net liabilities	$—	$5,142	$2,140	$7,282	$—	$9,162	$3,306	$12,468

During the six months ended June 30, 2010, there were no transfers in or out of the Company’s Level 1, Level 2 or Level 3 fair value measurements.

To value the interest rate swaps and foreign currency forward exchange contracts, the Company obtains quotes from its counterparties. The Company considers such quotes to be Level 2 measurements. To gain assurance that such quotes reflect market participant views, the Company independently values its interest rate swaps, and independently validates the relevant exchange rates of its forward exchange contracts.

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

7.      Fair Value (continued):

Recurring Measurement (continued):

The following summarizes the change in the fair value of the embedded derivatives (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$2,593	$3,530	$3,306	$4,457
Accrued interest additions	184	713	409	1,034
Interest payments	(376)	(567)	(814)	(1,145)
Change in fair value	(261)	(344)	(761)	(1,014)
Balance at end of period	$2,140	$3,332	$2,140	$3,332

Non-Recurring Measurement:

The Company has goodwill and other intangible assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when their carrying values exceed their fair values. Inputs used to value these assets are considered Level 3 measurements because they are unobservable.

During the six months ended June 30, 2010 and 2009, there were no adjustments to fair value as there were no indicators that would have required interim testing. The Company performs its annual testing of indefinite-lived intangible assets during the fourth quarter of each year.

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

Purchased Accounts Receivable:

The Company records purchased accounts receivable at cost, which is discounted from the contractual receivable balance. The carrying value of purchased accounts receivable, which is estimated based upon future cash flows, approximates fair value at June 30, 2010 and December 31, 2009.

Notes Receivable:

The Company had notes receivable of $5.0 million and $5.1 million as of June 30, 2010 and December 31, 2009, respectively. The carrying amounts reported in the balance sheets, included in current and long-term other assets, approximated market rates for notes with similar terms and maturities, and, accordingly, the carrying amounts approximated fair value. The Company continually evaluates the collectibility of these notes.

7.      Fair Value (continued):

Fair Value of Financial Instruments (continued):

Long-Term Debt:

The following presents the carrying values and the estimated fair values of the Company’s long-term debt at June 30, 2010 (amounts in thousands):

	Carrying Value	Fair Value
Senior term loan	$515,233	$521,522
Senior subordinated notes	200,000	192,000
Senior notes	165,000	140,250
Nonrecourse credit facility	6,213	6,213

The fair values of the Company’s senior term loan and senior revolving credit facility were based on market interest rates for debt with similar terms and maturities. The fair values of the Company’s senior notes and senior subordinated notes were based on their approximate trading prices at June 30, 2010. The stated interest rates of the Company’s nonrecourse credit facility approximate market rates for debt with similar terms and maturities, and, accordingly, the carrying value approximates fair value.

8.     Purchased Accounts Receivable:

As of June 30, 2010, the carrying value of Portfolio Management’s and ARM’s purchased accounts receivable were $105.6 million and $5.8 million, respectively. The total outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $55.7 billion and $55.2 billion at June 30, 2010 and December 31, 2009, respectively.

The following summarizes the change in the carrying amount of the purchased accounts receivable (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$124,873	$177,114	$138,429	$185,659
Purchases	3,123	16,523	8,953	32,954
Collections	(27,760)	(39,246)	(63,131)	(89,592)
Revenue recognized	12,953	17,717	27,495	42,939
Proceeds from portfolio sales and resales applied to carrying value	—	—	—	(164)
Impairment	(1,585)	(1,308)	(139)	(1,341)
Other	(174)	1,474	(177)	1,819
Balance at end of period	$111,430	$172,274	$111,430	$172,274

8.     Purchased Accounts Receivable (continued):

The following presents the change in the allowance for impairment of purchased accounts receivable (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$142,951	$123,801	$144,397	$123,804
Additions	2,036	2,865	3,211	5,655
Recoveries	(451)	(1,557)	(3,072)	(4,314)
Other	(48)	120	(48)	84
Balance at end of period	$144,488	$125,229	$144,488	$125,229

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following presents the change in accretable yield (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$103,534	$154,196	$112,108	$167,411
Additions	2,282	19,063	6,525	38,363
Revenue recognition	(12,953)	(17,717)	(27,495)	(42,939)
Reclassifications (to) from nonaccretable difference	(3,594)	5,119	(1,891)	(2,220)
Foreign currency translation adjustment	207	(386)	229	(340)
Balance at end of period	$89,476	$160,275	$89,476	$160,275

During the three months ended June 30, 2010 and 2009, the Company purchased accounts receivable with a cost of $3.1 million and $16.5 million, respectively, that had contractually required payments receivable at the date of acquisition of $188.1 million and $671.5 million, respectively, and expected cash flows at the date of acquisition of $5.4 million and $35.6 million, respectively. During the six months ended June 30, 2010 and 2009, the Company purchased accounts receivable with a cost of $9.0 million and $32.9 million, respectively, that had contractually required payments receivable at the date of acquisition of $575.9 million and $1.8 billion, respectively, and expected cash flows at the date of acquisition of $15.5 million and $71.3 million, respectively.

9.     Funds Held on Behalf of Clients:

In the course of the Company’s regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $74.0 million and $75.1 million at June 30, 2010 and December 31, 2009, respectively, have been shown net of their offsetting liability for financial statement presentation.

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

10.  Goodwill and Other Intangible Assets (continued):

The following summarizes the change in the Company’s reporting units’ goodwill (amounts in thousands):

	ARM	CRM	Total
Balance at January 1, 2010:
Goodwill	$552,047	$128,365	$680,412
Accumulated impairment	(73,205)	(71,350)	(144,555)
	478,842	57,015	535,857
TDM acquisition	34	—	34
Foreign currency translation and other	(437)	—	(437)
Balance at June 30, 2010:
Goodwill	551,644	128,365	680,009
Accumulated impairment	(73,205)	(71,350)	(144,555)
	$478,439	$57,015	$535,454

Trade name includes the NCO trade name, which is an indefinite-lived intangible asset and therefore is not subject to amortization.  Similar to goodwill, the NCO trade name is reviewed at least annually for impairment. At June 30, 2010, the balance of the NCO trade name was $82.6 million.

Trade name also includes certain trade names which are not considered to have indefinite lives and are therefore subject to amortization. At June 30, 2010, the gross carrying amount of these trade names was $2.0 million, and the accumulated amortization was $943,000.

Other intangible assets subject to amortization consist of customer relationships and non-compete agreements. The following represents the other intangible assets subject to amortization (amounts in thousands):

	June 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$437,186	$211,983	$437,412	$180,379
Non-compete agreements	3,372	2,056	3,955	2,306

Total	$440,558	$214,039	$441,367	$182,685

The Company recorded amortization expense for intangible assets of $16.1 million and $17.7 million during the three months ended June 30, 2010 and 2009, respectively, and $32.2 million and $34.6 million during the six months ended June 30, 2010 and 2009, respectively.

The following represents the Company’s expected amortization expense from these other intangible assets over the next five years (amounts in thousands):

For the Years Ended December 31,	Estimated Amortization Expense

2010	$64,300
2011	63,925
2012	59,693
2013	53,504
2014	15,727

11.  Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2010	December 31, 2009

Senior term loan	$515,233	$549,260
Senior revolving credit facility	—	17,000
Senior subordinated notes	200,000	200,000
Senior notes	165,000	165,000
Nonrecourse credit facility	6,213	14,322
Capital leases	4,988	4,789
Other	653	1,159
Less current portion	(13,334)	(41,699)
	$878,753	$909,831

Senior Credit Facility:

The Company has a senior credit facility (“Credit Facility”) with a syndicate of financial institutions that consists of a term loan and a $100.0 million revolving credit facility. The Company is required to make quarterly principal repayments of $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. The Company is also required to make quarterly prepayments of 75 percent of the excess cash flow from the Company’s purchased accounts receivable, and annual prepayments of 75 percent or 50 percent of its excess annual cash flow, based on its leverage ratio, less the amounts paid during the year from the purchased accounts receivable excess cash flow prepayments. The revolving credit facility requires no minimum principal payments until its maturity in November 2011. The availability of the revolving credit facility is reduced by any unused letters of credit ($11.9 million at June 30, 2010). As of June 30, 2010, the Company had $88.1 million of remaining availability under the revolving credit facility.

On March 31, 2010, the Company amended the Credit Facility to, among other things, adjust the financial covenants, including increasing maximum leverage ratios and decreasing minimum interest coverage ratios, and adjust the required principal prepayments. The amended Credit Facility also limits purchases of accounts receivable in 2010 to $20 million and purchases in 2011 and each year thereafter to $10 million per year.

All borrowings bear interest at an annual variable rate, based on either the prime rate (3.25 percent at June 30, 2010), the federal funds rate (0.09 percent at June 30, 2010) or LIBOR (0.35 percent 30-day LIBOR at June 30, 2010) plus an applicable margin, which is based on the type of rate and the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined in the loan agreement. The Company is charged a quarterly commitment fee on the unused portion of the revolving credit facility at an annual rate of 0.50 percent. The effective interest rate on the Credit Facility was approximately 9.18 percent and 9.00 percent for the three months ended June 30, 2010 and 2009, respectively, and 9.20 percent and 7.99 percent for the six months ended June 30, 2010 and 2009, respectively. The Credit Facility also requires that the Company obtain certain levels of interest rate protection.

11.  Long-Term Debt (continued):

Senior Credit Facility (continued):

Borrowings under the Credit Facility are collateralized by substantially all of the Company’s assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, investments in purchased accounts receivable, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or a change of control, and the failure to negotiate and obtain any required relief from the Company’s lenders, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. Under these circumstances, the acceleration of the Company’s debt could have a material adverse effect on its business. Notwithstanding the foregoing, the Company may from time to time seek to amend its existing Credit Facility or obtain other funding or additional financing, which may result in additional fees and higher interest rates. Amending the Company’s Credit Facility or obtaining other funding or additional financing prior to the expiration of the current agreement will be essential as the remaining outstanding balance under the term loan will be due upon the expiration of the Credit Facility in May 2013. At June 30, 2010, the Company’s leverage ratio was 5.04, compared to the maximum of 5.75, and the interest coverage ratio was 2.00, compared to the minimum of 1.80. The Company was in compliance with all required financial covenants and was not aware of any events of default as of June 30, 2010.

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

The Senior Notes are senior unsecured obligations and are senior in right of payment to all existing and future senior subordinated indebtedness, including the Senior Subordinated Notes, and all future subordinated indebtedness. The Senior Notes bear interest at an annual rate equal to LIBOR plus 4.875 percent, reset quarterly. The effective interest rate of the Senior Notes was approximately 5.21 percent and 5.93 percent for the three months ended June 30, 2010 and 2009, respectively, and 5.18 percent and 6.26 percent for the six months ended June 30, 2010 and 2009, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time at varying redemption prices depending on the redemption date, plus accrued and unpaid interest.

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

11.  Long-Term Debt (continued):

Senior Notes and Senior Subordinated Notes (continued):

The indentures governing the Notes contain a number of covenants that limit the Company’s and its restricted subsidiaries’ ability, among other things, to: incur additional indebtedness and issue certain preferred stock, pay certain dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, place limitations on distributions from restricted subsidiaries, issue or sell capital stock of restricted subsidiaries, guarantee indebtedness, sell or exchange assets, enter into transactions with affiliates, create certain liens, engage in unrelated businesses, and consolidate, merge or transfer all or substantially all of the Company’s assets and the assets of its subsidiaries on a consolidated basis. As of June 30, 2010, the Company was in compliance with all required covenants. In addition, upon a change of control, the Company is required to offer to repurchase all of the Notes then outstanding, at a purchase price equal to 101 percent of their principal amount, plus any accrued interest to the date of repurchase.

Nonrecourse Credit Facility:

The Company has a nonrecourse credit facility that funded certain purchases of accounts receivable prior to 2009. The Company does not have the ability to make any additional borrowings under the nonrecourse credit facility. The financing was structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender financed non-equity borrowings with floating interest at an annual rate equal to LIBOR (0.35 percent 30-day LIBOR at June 30, 2010) plus 2.50 percent, or as negotiated. These borrowings are nonrecourse to the Company and are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios, the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and the initial investment by the Company, including interest. Residual cash flow payments are accrued for as embedded derivatives.

Borrowings under this credit facility are nonrecourse to the Company, except for the assets within the entities established in connection with the financing agreement. The nonrecourse debt agreements contain a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed by the nonrecourse lender, in addition to other remedies.

Total debt outstanding under this facility was $6.2 million and $14.3 million as of June 30, 2010 and December 31, 2009, respectively, which included $1.3 million and $2.1 million, respectively, of accrued residual interest. The effective interest rate on these loans, including the residual interest component, was approximately 11.4 percent and 8.3 percent for the three months ended June 30, 2010 and 2009, respectively, and 10.2 percent and 9.9 percent for the six months ended June 30, 2010 and 2009, respectively. The nonrecourse credit facility contains certain covenants such as meeting minimum cumulative collection targets. As of June 30, 2010, the Company was in compliance with all required covenants.

12.  Income Taxes:

The Company recorded income tax expense of $1.9 million and an income tax benefit of $2.5 million for the three months ended June 30, 2010 and 2009, respectively, and an income tax expense of $4.9 million and an income tax benefit of $3.7 million for the six months ended June 30, 2010 and 2009, respectively. The Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) primarily as a result of the recognition of a valuation allowance on certain domestic net deferred tax assets and income tax expense to be paid in state and foreign jurisdictions.

As a result of cumulative losses incurred by the Company since 2007, a valuation allowance was established due to the uncertainty that federal and certain state deferred tax assets would be realized in future years. The Company increased its valuation allowance by $16.5 million to $84.9 million as of June 30, 2010 from $68.4 million as of December 31, 2009, primarily as a result of federal and certain state deferred tax assets exceeding deferred tax liabilities (after consideration for any net deferred tax liabilities associated with non-amortizable assets such as goodwill and certain trade names).

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

13.  Stockholders’ Equity:

Preferred Stock and Common Stock:

The Company is authorized to issue three classes of capital stock: Preferred Stock, par value $0.01 per share, Class L Common Stock, par value $0.01 per share (“Class L”) and Class A common stock, par value $0.01 per share (“Class A”). Shares of Class L, Class A and three series of Preferred Stock: Series A 14 percent PIK Preferred Stock (“Series A”), Series B-1 19 percent PIK Preferred Stock (“Series B-1”), and Series B-2 19 percent Preferred Stock (“Series B-2”), are issued and outstanding.

Series A is entitled to a quarterly “paid-in-kind” dividend at an annual rate of 14 percent and Series B-1 is entitled to a quarterly “paid-in-kind” dividend at an annual rate of 19 percent. The following presents the Series A and Series B-1 shares issued for the “paid-in-kind” dividends:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Series A	106,335	92,665	206,887	179,876
Series B-1	10,919	7,225	21,123	8,950

In February 2009, the Company issued 7,400 shares of Series A Preferred Stock to JPMorgan Chase & Co. (“JPM”) as additional consideration for the acquisition of Systems & Services Technologies, Inc. (“SST”), which occurred in January 2008.

On March 25, 2009, in connection with the amendment of the Company’s Credit Facility (note 11), the Company sold 148,463.6 shares of its Series B-1 Preferred Stock and 19,957.4 shares of its Series B-2 Preferred Stock to One Equity Partners, Michael J. Barrist and certain members of executive management, and other co-investors for an aggregate purchase price of $40.0 million. The proceeds were used to pay down $15.0 million of term loan borrowings, and the remainder, net of expenses, of $22.5 million was used to repay borrowings under the revolving credit facility.

Noncontrolling Interests:

The following table summarizes the activity in stockholders’ equity attributable to NCO Group, Inc. and noncontrolling interests (amounts in thousands):

	NCO Group, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Balance at December 31, 2009	$229,100	$11,450	$240,550
Stock-based compensation	376	—	376
Distributions to noncontrolling interests	—	(2,736)	(2,736)
Net (loss) income	(40,794)	1,137	(39,657)
Accumulated other comprehensive loss	(53)	—	(53)
Balance at June 30, 2010	$188,629	$9,851	$198,480

13.  Stockholders’ Equity (continued):

Comprehensive Income (Loss):

Comprehensive income (loss) was as follows (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss attributable to NCO Group, Inc.	$(25,522)	$(5,216)	$(40,794)	$(7,325)
Foreign currency translation adjustments	(2,486)	4,053	(1,799)	896
Change in fair value of cash flow hedges, net of tax	—	—	—	(719)
Net losses on cash flow hedges reclassified into earnings, net of tax	853	1,492	1,746	2,801
Comprehensive loss - NCO Group, Inc.	(27,155)	329	(40,847)	(4,347)
Net income (loss) attributable to noncontrolling interests	203	(361)	1,137	(931)
Total comprehensive loss	$(26,952)	$(32)	$(39,710)	$(5,278)

14.  Derivative Financial Instruments:

The Company enters into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These contracts may be designated as cash flow hedges. The Company had forward exchange contracts for the purchase of 177.4 million Philippine pesos and 22.8 million of Canadian dollars outstanding at June 30, 2010, which mature throughout the remainder of 2010.

The Company has interest rate swap agreements to minimize the impact of LIBOR fluctuations on interest payments on the Company’s floating rate debt. The interest rate swaps may be designated as cash flow hedges. The interest rate swaps cover an aggregate notional amount of $308.4 million. The Company is required to pay the counterparties quarterly interest payments at a weighted average fixed rate ranging from 3.41 to 3.44 percent, and receives from the counterparties variable quarterly interest payments based on LIBOR. The net interest paid or received is included in interest expense. On March 25, 2009, the Company amended its senior credit facility, which amendment included a minimum LIBOR of 2.50 percent. This amendment caused the existing interest rate swaps to become ineffective and, as of March 25, 2009, these interest rate swaps were not accounted for as cash flow hedges. Accordingly, the fair market value of the interest rate swaps at March 25, 2009 is being amortized to interest expense, using the effective interest rate method, over the remaining lives of the interest rate swap agreements, and future changes in the fair market value of these interest rate swaps after March 25, 2009 are recorded in interest expense.

The Company has embedded derivatives relating to the contingent payment provision in its nonrecourse credit facility relating to purchased accounts receivable, and relating to the sellers’ participation in collections that are in excess of minimum targets for certain portfolios of purchased accounts receivable.

14.  Derivative Financial Instruments (continued):

The following summarizes the fair value of the Company’s derivatives (amounts in thousands):

		Fair Value
	Balance Sheet	June 30,	December 31,
	Location	2010	2009
Derivatives not designated as hedges:
Asset derivatives
Forward exchange contracts	Other current assets	$158	$2
Total asset derivatives not designated as hedges		$158	$2

Liability derivatives
Interest rate swaps	Accrued expenses	$5,293	$9,104
Forward exchange contracts	Accrued expenses	7	60
Embedded derivatives	Long-term debt and accrued expenses	2,140	3,306
Total liability derivatives not designated as hedges		$7,440	$12,470

The following table summarizes the effect of derivatives designated as hedges on the Company for the six months ended June 30, 2009 (there were no derivatives designated as hedges for the three months ended June 30, 2010 and 2009, and for the six months ended June 30, 2010) (amounts in thousands):

For the Six Months Ended June 30,
2009
		Amount of	Amount of
	Location of	Gain (Loss)	Gain (Loss)
	Gain (Loss)	Recognized	Reclassified
	Reclassified	in OCI (net	into
	into Earnings	of taxes)	Earnings
Derivatives designated as hedges:
Interest rate swaps (prior to March 25, 2009)	Interest expense	$(719)	$(2,056)

Total derivatives designated as hedges		$(719)	$(2,056)

14.  Derivative Financial Instruments (continued):

The following tables summarize the effect of derivatives not designated as hedges on the Company (amounts in thousands):

		For the Three Months Ended June 30,
		2010	2009
		Amount of Gain	Amount of Gain
	Location of Gain (Loss)	(Loss) Recognized	(Loss) Recognized
	Recognized in Earnings	in Earnings	in Earnings
Derivatives not designated as hedges:
Forward exchange contracts	Other income (expense)	$154	$6,206
Interest rate swaps (after March 25, 2009)	Interest expense	238	(3,916)
Amortization of interest rate swaps	Interest expense	(1,339)	—
Embedded derivatives	Interest expense	261	344
Interest rate caps	Other income (expense)	—	(7)
Total derivatives not designated as hedges		$(686)	$2,627

		For the Six Months Ended June 30,
		2010	2009
		Amount of Gain	Amount of Gain
	Location of Gain (Loss)	(Loss) Recognized	(Loss) Recognized
	Recognized in Earnings	in Earnings	in Earnings
Derivatives not designated as hedges:
Forward exchange contracts	Other income (expense)	$352	$2,783
Interest rate swaps (after March 25, 2009)	Interest expense	(1,158)	(3,916)
Amortization of interest rate swaps	Interest expense	(2,741)	—
Embedded derivatives	Interest expense	761	1,014
Interest rate caps	Other income (expense)	—	(30)
Total derivatives not designated as hedges		$(2,786)	$(149)

15.  Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	For the Six Months Ended
	June 30,
	2010	2009
Noncash investing and financing activities:
Fair value of assets acquired	$—	$1,450
Liabilities assumed from acquisitions	—	625
Issuance of stock to JPM for the SST acquisition	—	1,758
Adjustments to acquired assets and liabilities	—	1,378

16.  Commitments and Contingencies:

Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications companies, a labor subcontractor in India and other vendors that require minimum purchase commitments. These agreements expire between 2010 and 2012. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

2010	$27,924
2011	18,499
2012	7,392

$53,815

16.  Commitments and Contingencies (continued):

Purchase Commitments (continued):

The Company incurred $13.2 million and $18.4 million of expense from vendors associated with these purchase commitments for the three months ended June 30, 2010 and 2009, respectively and $27.3 million and $34.9 million for the six months ended June 30, 2010 and 2009, respectively.

Forward-Flow Agreements:

The Company has several fixed price agreements, or forward-flows, that obligate the Company to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. The forward flow agreements expire throughout 2010. The remaining estimated future forward-flow commitments in 2010 are approximately $3.5 million.

Litigation and Investigations:

The Company is party, from time to time, to various legal proceedings, regulatory investigations, client audits and tax examinations incidental to its business. The Company continually monitors these legal proceedings, regulatory investigations, client audits and tax examinations to determine the impact and any required accruals. See “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

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

17.  Segment Reporting:

As of June 30, 2010, the Company’s business consisted of three operating segments: ARM, CRM and Portfolio Management. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies.”

ARM provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM serves clients of all sizes in local, regional and national markets in North America, Europe and Australia through offices in North America, Asia, Europe and Australia. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. ARM also provides accounts receivable management services to Portfolio Management. ARM recorded revenue of $10.9 million and $16.3 million for intercompany services to Portfolio Management for the three months ended June 30, 2010 and 2009, respectively, and $24.6 million and $34.0 million for the six months ended June 30, 2010 and 2009, respectively.

17.  Segment Reporting (continued):

CRM provides customer relationship management services to clients in North America through offices in North America and Asia. CRM also provided certain services to ARM, and recorded revenue of $637,000 and $1.3 million for the three and six months ended June 30, 2009, respectively, for the intercompany services to ARM.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies and other consumer oriented companies. Portfolio Management’s revenue was impacted by an impairment of purchased accounts receivable of $1.6 million and $1.4 million for the three months ended June 30, 2010 and 2009, respectively, and $303,000 and $1.3 million for six months ended June 30, 2010 and 2009, respectively.

The following table presents total assets, net of any intercompany balances, for each segment (amounts in thousands):

	June 30, 2010	December 31, 2009
ARM	$1,027,353	$1,079,180
CRM	219,435	239,373
Portfolio Management	115,541	141,482
Total assets	$1,362,329	$1,460,035

The following tables present the revenue, payroll and related expenses, selling, general, and administrative expenses, reimbursable costs and fees, restructuring charges, income from operations before depreciation and amortization and capital expenditures for each segment (amounts in thousands):

	For the Three Months Ended June 30, 2010
	ARM	CRM	Portfolio Management	Eliminations	Total

Revenues	$319,710	$66,523	$10,792	$(10,856)	$386,169

Payroll and related expenses	123,399	51,734	518	—	175,651
Selling, general and admin. expenses	98,377	14,137	11,297	(10,557)	113,254
Reimbursable costs and fees	67,853	—	—	(299)	67,554
Restructuring charges	3,972	639	338	—	4,949

Income (loss) from operations before depreciation and amortization	$26,109	$13	$(1,361)	$—	$24,761

	For the Three Months Ended June 30, 2009
	ARM	CRM	Portfolio Management	Eliminations	Total

Revenues	$296,761	$81,263	$17,557	$(16,962)	$378,619

Payroll and related expenses	138,051	58,955	1,553	(637)	197,922
Selling, general and admin. expenses	112,453	14,827	16,845	(15,305)	128,820
Reimbursable costs and fees	9,842	—	—	(1,020)	8,822
Restructuring charges	1,333	4	—	—	1,337

Income (loss) from operations before depreciation and amortization	$35,082	$7,477	$(841)	$—	$41,718

17.  Segment Reporting (continued):

	For the Six Months Ended June 30, 2010
	ARM	CRM	Portfolio Management	Eliminations	Total

Revenues	$654,690	$143,057	$26,066	$(24,576)	$799,237

Payroll and related expenses	252,069	108,140	1,710	—	361,919
Selling, general and admin. expenses	194,960	28,289	25,489	(23,952)	224,786
Reimbursable costs and fees	142,023	—	—	(624)	141,399
Restructuring charges	4,251	651	1,481	—	6,383

Income (loss) from operations before depreciation and amortization	$61,387	$5,977	$(2,614)	$—	$64,750

Capital expenditures	$8,863	$3,384	$—	$—	$12,247

	For the Six Months Ended June 30, 2009
	ARM	CRM	Portfolio Management	Eliminations	Total

Revenues	$608,602	$169,461	$37,946	$(35,261)	$780,748

Payroll and related expenses	280,510	121,392	3,050	(1,265)	403,687
Selling, general and admin. expenses	229,920	29,357	35,090	(31,968)	262,399
Reimbursable costs and fees	19,463	—	—	(2,028)	17,435
Restructuring charges	1,572	182	26	—	1,780

Income (loss) from operations before depreciation and amortization	$77,137	$18,530	$(220)	$—	$95,447

Capital expenditures	$8,819	$9,236	$—	$—	$18,055

18.  Related Party Transactions:

The Company pays OEP a management fee of $3.0 million per year, plus reimbursement of expenses, for management, advice and related services. During the three and six months ended June 30, 2010, the Company incurred $750,000 and $1.5 million, respectively, relating to such management fees, which were included in selling, general and administrative expenses.

OEP is managed by OEP Holding Corporation, a wholly owned indirect subsidiary of JPM, and JPM is a client of the Company. For the three and six months ended June 30, 2010, the Company received fees for providing services to JPM of $2.8 million and $5.6 million, respectively.  For the three and six months ended June 30, 2009, the Company received fees for providing services to JPM of $3.4 million and $6.8 million, respectively.  Additionally, affiliates of Citigroup are investors of the Company, and Citigroup is a client of the Company. For the three and six months ended June 30, 2010, the Company received fees for providing services to Citigroup of $12.4 million and $25.5 million, respectively. For the three and six months ended June 30, 2009, the Company received fees for providing services to Citigroup of $13.8 million and $29.2 million, respectively. At June 30, 2010 and December 31, 2009, the Company had accounts receivable of $4.5 million and $5.8 million, respectively, due from Citigroup.

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

In April 2010, the FASB issued amended guidance for loan modifications when the loan is part of a pool that is accounted for as a single asset.  This guidance clarifies that modifications of loans that are accounted for within a pool, which have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amended guidance is effective for the Company for loan modifications made in or after the third quarter of 2010.  The Company has reviewed this guidance and it is not expected to have a material impact on its results of operations or financial position.

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

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

June 30, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$9,816	$15,927	$—	$25,743
Accounts receivable, trade, net of allowance for doubtful accounts	—	146,383	20,575	—	166,958
Purchased accounts receivable, current portion	—	19,691	22,657	—	42,348
Deferred income taxes	(28,808)	29,327	1,213	—	1,732
Prepaid expenses and other current assets	1,525	25,075	36,030	—	62,630
Total current assets	(27,283)	230,292	96,402	—	299,411

Property and equipment, net	—	82,855	26,996	—	109,851

Other assets:
Goodwill	—	470,542	64,912	—	535,454
Trade name, net of accumulated amortization	—	80,864	2,847	—	83,711
Customer relationships and other intangible assets, net of accumulated amortization	—	210,942	15,577	—	226,519
Purchased accounts receivable, net of current portion	—	43,224	25,858	—	69,082
Investment in subsidiaries	807,644	11,797	—	(819,441)	—
Deferred income taxes	—	—	3,517	—	3,517
Other assets	12,586	40,847	(18,649)	—	34,784
Total other assets	820,230	858,216	94,062	(819,441)	953,067
Total assets	$792,947	$1,171,363	$217,460	$(819,441)	$1,362,329

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$6,054	$568	$6,712	$—	$13,334
Intercompany payable (receivable)	158,510	(261,131)	102,621	—	—
Income taxes payable	—	—	6,992	—	6,992
Accounts payable	750	18,581	2,382	—	21,713
Accrued expenses	10,580	58,130	25,036	—	93,746
Accrued compensation and related expenses	—	30,087	13,615	—	43,702
Deferred revenue, current portion	—	34,488	560	—	35,048
Total current liabilities	175,894	(119,277)	157,918	—	214,535

Long-term liabilities:
Long-term debt, net of current portion	499,725	378,789	239	—	878,753
Deferred income taxes	(80,422)	111,310	4,918	—	35,806
Deferred revenue, net of current portion	—	732	—	—	732
Other long-term liabilities	9,121	10,127	14,775	—	34,023

Stockholders’ equity:
Total NCO Group, Inc. stockholders’ equity	188,629	789,682	29,759	(819,441)	188,629
Noncontrolling interests	—	—	9,851	—	9,851
Total stockholders’ equity	188,629	789,682	39,610	(819,441)	198,480
Total liabilities and stockholders’ equity	$792,947	$1,171,363	$217,460	$(819,441)	$1,362,329

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

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended June 30, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$304,914	$63,414	$(61,340)	$306,988
Portfolio	—	3,862	7,765	—	11,627
Reimbursable costs and fees	—	67,494	60	—	67,554
Total revenues	—	376,270	71,239	(61,340)	386,169

Operating costs and expenses:
Payroll and related expenses	4	180,170	43,338	(47,861)	175,651
Selling, general and administrative expenses	1,044	96,918	28,771	(13,479)	113,254
Reimbursable costs and fees	—	67,494	60	—	67,554
Depreciation and amortization expense	—	21,730	5,627	—	27,357
Restructuring charges	—	5,330	(381)	—	4,949
Total operating costs and expenses	1,048	371,642	77,415	(61,340)	388,765
(Loss) income from operations	(1,048)	4,628	(6,176)	—	(2,596)

Other income (expense):
Interest and investment income	244	(492)	433	—	185
Interest expense	(13,338)	(8,135)	(683)	—	(22,156)
Interest (expense) income to affiliate	(4,639)	6,418	(1,779)	—	—
Subsidiary (loss) income	(4,150)	(5,953)	—	10,103	—
Other (expense) income, net	(90)	1,047	156	—	1,113
	(21,973)	(7,115)	(1,873)	10,103	(20,858)
(Loss) income before income taxes	(23,021)	(2,487)	(8,049)	10,103	(23,454)

Income tax expense (benefit)	2,501	972	(1,608)	—	1,865

Net (loss) income	(25,522)	(3,459)	(6,441)	10,103	(25,319)

Less: Net income attributable to noncontrolling interests	—	—	203	—	203

Net (loss) income attributable to NCO Group, Inc.	$(25,522)	$(3,459)	$(6,644)	$10,103	$(25,522)

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended June 30, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$352,931	$74,842	$(74,827)	$352,946
Portfolio	—	8,716	8,135	—	16,851
Reimbursable costs and fees	—	8,747	75	—	8,822
Total revenues	—	370,394	83,052	(74,827)	378,619

Operating costs and expenses:
Payroll and related expenses	3	206,249	47,009	(55,339)	197,922
Selling, general and administrative expenses	1,096	115,583	31,629	(19,488)	128,820
Reimbursable costs and fees	—	8,747	75	—	8,822
Depreciation and amortization expense	—	23,009	7,610	—	30,619
Restructuring charges	—	1,348	(11)	—	1,337
Total operating costs and expenses	1,099	354,936	86,312	(74,827)	367,520
(Loss) income from operations	(1,099)	15,458	(3,260)	—	11,099

Other income (expense):
Interest and investment income	8	421	165	—	594
Interest expense	(17,451)	(8,369)	(854)	—	(26,674)
Interest (expense) income to affiliate	(1,001)	2,424	(1,423)	—	—
Subsidiary income (loss)	3,831	(2,829)	—	(1,002)	—
Other income, net	6,206	660	—	—	6,866
	(8,407)	(7,693)	(2,112)	(1,002)	(19,214)
(Loss) income before income taxes	(9,506)	7,765	(5,372)	(1,002)	(8,115)

Income tax (benefit) expense	(4,290)	3,352	(1,600)	—	(2,538)

Net (loss) income	(5,216)	4,413	(3,772)	(1,002)	(5,577)

Less: Net loss attributable to noncontrolling interests	—	—	(361)	—	(361)

Net (loss) income attributable to NCO Group, Inc.	$(5,216)	$4,413	$(3,411)	$(1,002)	$(5,216)

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Six Months Ended June 30, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$614,258	$140,979	$(125,323)	$629,914
Portfolio	—	11,913	16,011	—	27,924
Reimbursable costs and fees	—	141,279	120	—	141,399
Total revenues	—	767,450	157,110	(125,323)	799,237

Operating costs and expenses:
Payroll and related expenses	8	370,335	86,712	(95,136)	361,919
Selling, general and administrative expenses	2,128	192,941	59,904	(30,187)	224,786
Reimbursable costs and fees	—	141,279	120	—	141,399
Depreciation and amortization expense	—	43,662	11,425	—	55,087
Restructuring charges	—	5,507	876	—	6,383
Total operating costs and expenses	2,136	753,724	159,037	(125,323)	789,574
(Loss) income from operations	(2,136)	13,726	(1,927)	—	9,663

Other income (expense):
Interest and investment income	244	(1,356)	1,385	—	273
Interest expense	(28,620)	(15,938)	(1,199)	—	(45,757)
Interest (expense) income to affiliate	(7,622)	11,194	(3,572)	—	—
Subsidiary (loss) income	(915)	(5,119)	—	6,034	—
Other income, net	38	875	156	—	1,069
	(36,875)	(10,344)	(3,230)	6,034	(44,415)
(Loss) income before income taxes	(39,011)	3,382	(5,157)	6,034	(34,752)

Income tax expense	1,783	2,935	187	—	4,905

Net (loss) income	(40,794)	447	(5,344)	6,034	(39,657)

Less: Net income attributable to noncontrolling interests	—	—	1,137	—	1,137

Net (loss) income attributable to NCO Group, Inc.	$(40,794)	$447	$(6,481)	$6,034	$(40,794)

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Six Months Ended June 30, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$731,791	$135,385	$(146,729)	$720,447
Portfolio	—	20,439	22,427	—	42,866
Reimbursable costs and fees	—	17,299	136	—	17,435
Total revenues	—	769,529	157,948	(146,729)	780,748

Operating costs and expenses:
Payroll and related expenses	8	417,581	92,531	(106,433)	403,687
Selling, general and administrative expenses	2,180	240,717	59,798	(40,296)	262,399
Reimbursable costs and fees	—	17,299	136	—	17,435
Depreciation and amortization expense	—	46,852	14,849	—	61,701
Restructuring charges	—	1,574	206	—	1,780
Total operating costs and expenses	2,188	724,023	167,520	(146,729)	747,002
(Loss) income from operations	(2,188)	45,506	(9,572)	—	33,746

Other income (expense):
Interest and investment income	30	764	142	—	936
Interest expense	(33,407)	(15,220)	(1,157)	—	(49,784)
Interest (expense) income to affiliate	(1,667)	4,464	(2,797)	—	—
Subsidiary income (loss)	14,826	(7,527)	—	(7,299)	—
Other income, net	2,783	379	—	—	3,162
	(17,435)	(17,140)	(3,812)	(7,299)	(45,686)
(Loss) income before income taxes	(19,623)	28,366	(13,384)	(7,299)	(11,940)

Income tax (benefit) expense	(12,298)	12,354	(3,740)	—	(3,684)

Net (loss) income	(7,325)	16,012	(9,644)	(7,299)	(8,256)

Less: Net loss attributable to noncontrolling interests	—	—	(931)	—	(931)

Net (loss) income attributable to NCO Group, Inc.	$(7,325)	$16,012	$(8,713)	$(7,299)	$(7,325)

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(29,980)	$63,777	$2,589	$36,386

Cash flows from investing activities:
Purchases of accounts receivable	—	(8,202)	(751)	(8,953)
Collections applied to principal of purchased accounts receivable	—	20,665	14,971	35,636
Purchases of property and equipment	—	(11,573)	(674)	(12,247)
Other	—	1,331	—	1,331
Net cash provided by investing activities	—	2,221	13,546	15,767

Cash flows from financing activities:
Repayment of notes payable	—	(164)	(8,317)	(8,481)
Net repayments of borrowings under revolving credit facility	(17,000)	—	—	(17,000)
Repayment of borrowings under senior term loan	(34,027)	—	—	(34,027)
Borrowings under (repayments of) intercompany notes payable	83,761	(74,998)	(8,763)	—
Payment of fees to obtain debt	(2,754)	(4)	—	(2,758)
Return of investment in subsidiary to noncontrolling interests	—	—	(2,736)	(2,736)
Net cash provided by (used in) financing activities	29,980	(75,166)	(19,816)	(65,002)

Effect of exchange rate on cash	—	—	(629)	(629)

Net decrease in cash and cash equivalents	—	(9,168)	(4,310)	(13,478)

Cash and cash equivalents at beginning of the period	—	18,984	20,237	39,221

Cash and cash equivalents at end of the period	$—	$9,816	$15,927	$25,743

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(18,551)	$90,652	$(13,168)	$58,933

Cash flows from investing activities:
Purchases of accounts receivable	—	(30,679)	(2,275)	(32,954)
Collections applied to principal of purchased accounts receivable	—	13,676	32,977	46,653
Proceeds from sales and resales of purchased accounts receivable	—	124	401	525
Purchases of property and equipment	—	(11,415)	(6,640)	(18,055)
Net cash paid related to acquisitions	—	(128)	(652)	(780)
Other	—	149	—	149
Net cash (used in) provided by investing activities	—	(28,273)	23,811	(4,462)

Cash flows from financing activities:
Repayment of notes payable	—	(291)	(14,857)	(15,148)
Net repayments of borrowings under revolving credit facility	(41,000)	—	—	(41,000)
Repayment of borrowings under senior term loan	(18,027)	—	—	(18,027)
Borrowings under (repayments of) intercompany notes payable	48,437	(60,825)	12,388	—
Payment of fees to obtain debt	(2,477)	—	—	(2,477)
Return of investment in subsidiary to noncontrolling interests	—	—	(4,287)	(4,287)
Issuance of stock, net	39,667	—	—	39,667
Payment of deemed dividend to JPM	(8,049)	—	—	(8,049)
Net cash provided by (used in) financing activities	18,551	(61,116)	(6,756)	(49,321)

Effect of exchange rate on cash	—	—	419	419

Net increase in cash and cash equivalents	—	1,263	4,306	5,569

Cash and cash equivalents at beginning of the period	—	15,334	14,546	29,880

Cash and cash equivalents at end of the period	$—	$16,597	$18,852	$35,449

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

•                  statements as to liquidity and compliance with debt covenants;

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

•                  risks related to the possible loss of key clients or loss of significant volumes from key clients; and

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

Overview

We are a holding company and conduct substantially all of our business operations through our subsidiaries. We are an international provider of business process outsourcing services, referred to as BPO, primarily focused on accounts receivable management, referred to as ARM, and customer relationship management, referred to as CRM, serving a wide range of clients in North America and abroad through our global network of over 90 offices.

Historically, we have participated in the purchased accounts receivable business on an opportunistic basis. During 2009, we significantly reduced our purchases of accounts receivable. This decision resulted from declines in liquidation rates, competition for purchased accounts receivable and the continued uncertainty of collectibility.

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

We have grown rapidly, through both acquisitions as well as internal growth. Effective August 31, 2009, we acquired TSYS Total Debt Management, Inc., referred to as TDM, a provider of specialty accounts receivable management services, for approximately $4.5 million.

In October 2009, we sold our print and mail business for approximately $18.7 million in cash.

We operate our business in three segments: ARM, CRM and Portfolio Management.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue.  Revenue increased $7.6 million, or 2.0 percent, to $386.2 million for the three months ended June 30, 2010, from $378.6 million for the three months ended June 30, 2009.

Revenue by segment (dollars in thousands):

	For the Three Months Ended June 30,
		% of		% of
	2010	Revenue	2009	Revenue	$ Change	% Change
ARM	$319,710	82.8%	$296,761	78.4%	$22,949	7.7%
CRM	66,523	17.2%	81,263	21.5%	(14,740)	(18.1)%
Portfolio Management	10,792	2.8%	17,557	4.6%	(6,765)	(38.5)%
Eliminations	(10,856)	(2.8)%	(16,962)	(4.5)%	6,106	(36.0)%
Total	$386,169	100.0%	$378,619	100.0%	$7,550	2.0%

ARM’s revenue for the three months ended June 30, 2010, included $10.9 million of intercompany revenue from Portfolio Management which was eliminated upon consolidation. For the three months ended June 30, 2009, ARM’s revenue included $16.3 million of intercompany revenue from Portfolio Management and CRM’s revenue included $637,000 of intercompany revenue from ARM, which were eliminated upon consolidation.

ARM’s revenue for the three months ended June 30, 2010 and 2009 included $67.9 million and $9.8 million, respectively, of reimbursable costs and fees (discussed in more detail below), which resulted in a $58.1 million increase in ARM’s revenue. This increase was partially offset by decreases primarily attributable to the weaker third-party collection environment and lower volumes in the first-party collections business during 2010, a $13.4 million decrease resulting from the sale of our print and mail business in October 2009, and a $5.4 million decrease in fees from collection services performed for Portfolio Management.

The decrease in CRM’s revenue was primarily due to lower volumes from certain existing clients, attributable to the impact of the economy on the clients’ business, partially offset by increased client volume related to the implementation of new contracts during 2009.

Portfolio Management’s collections decreased $12.7 million, or 32.6 percent, to $26.2 million for the three months ended June 30, 2010, from $38.9 million for the three months ended June 30, 2009. Revenue for the three months ended June 30, 2010, included a $1.6 million impairment charge recorded for a valuation allowance against the carrying value of the portfolios, compared to an impairment charge of $1.4 million for the three months ended June 30, 2009. Excluding the effect of the impairment charges, Portfolio Management’s revenue represented 46.4 percent of collections for the three months ended June 30, 2010, as compared to 47.7 percent of collections for the three months ended June 30, 2009. The decrease in revenue and collections was primarily attributable to lower portfolio purchases and the effect of the weaker collection environment during 2010.

Payroll and related expenses.  Payroll and related expenses decreased $22.3 million to $175.7 million for the three months ended June 30, 2010, from $197.9 million for the three months ended June 30, 2009, and decreased as a percentage of revenue to 45.5 percent from 52.3 percent.

Payroll and related expenses by segment (dollars in thousands):

	For the Three Months Ended June 30,
		% of		% of
	2010	Revenue	2009	Revenue	$ Change	% Change
ARM	$123,399	38.6%	$138,051	46.5%	$(14,652)	(10.6)%
CRM	51,734	77.8%	58,955	72.5%	(7,221)	(12.2)%
Portfolio Management	518	4.8%	1,553	8.8%	(1,035)	(66.6)%
Eliminations	—	—	(637)	3.8%	637	(100.0)%
Total	$175,651	45.5%	$197,922	52.3%	$(22,271)	(11.3)%

The decrease in ARM’s payroll and related expenses as a percentage of revenue was primarily due to the higher revenue base, which was attributable to the increase in reimbursable costs and fees. Included in ARM’s payroll and related expenses for the three months ended June 30, 2009, was $637,000 of intercompany expense from CRM, for services provided to ARM, which was eliminated upon consolidation.

The increase in CRM’s payroll and related expenses as a percentage of revenue was primarily a result of leveraging its infrastructure over the lower revenue base.

Portfolio Management outsources all of its collection services to ARM and, therefore, has a relatively small fixed payroll cost structure. The decrease in Portfolio Management’s payroll and related expenses was attributable to the restructuring activities following the Company’s decision to limit purchases in this business.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $15.5 million to $113.3 million for the three months ended June 30, 2010, from $128.8 million for the three months ended June 30, 2009, and decreased as a percentage of revenue to 29.3 percent from 34.0 percent.

Selling, general and administrative expenses by segment (dollars in thousands):

	For the Three Months Ended June 30,
		% of		% of
	2010	Revenue	2009	Revenue	$ Change	% Change
ARM	$98,377	30.8%	$112,453	37.9%	$(14,076)	(12.5)%
CRM	14,137	21.3%	14,827	18.2%	(690)	(4.7)%
Portfolio Management	11,297	104.7%	16,845	95.9%	(5,548)	(32.9)%
Eliminations	(10,557)	97.2%	(15,305)	90.2%	4,748	(31.0)%
Total	$113,254	29.3%	$128,820	34.0%	$(15,566)	(12.1)%

The decrease in ARM’s selling, general and administrative expenses as a percentage of revenue was primarily due to the higher revenue base, which was attributable to the increase in reimbursable costs and fees, as well as cost saving initiatives and the sale of the print and mail business, which had a higher selling, general and administrative expense cost structure.

The increase in CRM’s selling, general and administrative expenses as a percentage of revenue was primarily attributable to leveraging its infrastructure over the lower revenue base.

The decrease in Portfolio Management’s selling, general and administrative expenses resulted from a $5.4 million decrease in fees for collection services provided by ARM. Servicing fees are based on cash collections so the increase as a percentage of revenue was primarily due to the decrease in the percentage of collections recorded to revenue. Included in Portfolio Management’s selling, general and administrative expenses for the three months ended June 30, 2010 and 2009, was $10.9 million and $16.3 million, respectively, of intercompany expense from ARM, for services provided to Portfolio Management, which was eliminated in consolidation.

Reimbursable costs and fees.  Reimbursable costs and fees consist of court costs, legal fees and repossession fees, representing out-of-pocket expenses that are reimbursed by our clients. Reimbursable costs and fees of $67.6 million and $8.8 million for the three months ended June 30, 2010 and 2009, respectively, are recorded as both revenue and operating expenses on the statement of operations. The increase in reimbursable costs and fees was due to the acquisition of TDM in August 2009.

Restructuring charges.  During the three months ended June 30, 2010, we incurred restructuring charges of $4.9 million, related to streamlining the cost structure of the Company’s operations. The charges consisted primarily of costs associated with the closing of redundant facilities and severance. This compares to $1.3 million of restructuring charges for the three months ended June 30, 2009.

Depreciation and amortization.  Depreciation and amortization decreased to $27.4 million for the three months ended June 30, 2010, from $30.6 million for the three months ended June 30, 2009. The decrease was primarily attributable to lower depreciation resulting from a lower level of property and equipment, as well as lower amortization because certain intangible assets are now fully amortized.

Other income (expense).  Interest expense decreased to $22.2 million for the three months ended June 30, 2010, from $26.7 million for the three months ended June 30, 2009. Interest expense for the three months ended June 30, 2010 and 2009 included $840,000 and $3.6 million, respectively, of net losses from interest rate swap agreements and embedded derivatives. The remaining decrease in interest expense was primarily attributable to lower debt balances. Other income, net for the three months ended June 30, 2010 and 2009 included approximately $154,000 and $6.2 million, respectively, of net gains resulting from foreign exchange contracts.

Income tax expense (benefit).  For the three months ended June 30, 2010, we recorded income tax expense of $1.9 million on a pre-tax loss of $23.5 million, or an effective income tax rate of (8.0) percent. For the three months ended June 30, 2009, we recorded an income tax benefit of $2.5 million on a pre-tax loss of $8.1 million, or an effective tax rate of 31.3 percent. The change in the effective income tax rate was due primarily to the recognition of a valuation allowance on certain domestic net deferred tax assets and income tax expense to be paid in state and foreign jurisdictions.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue.  Revenue increased $18.5 million, or 2.4 percent, to $799.2 million for the six months ended June 30, 2010, from $780.7 million for the six months ended June 30, 2009.

Revenue by segment (dollars in thousands):

	For the Six Months Ended June 30,
		% of		% of
	2010	Revenue	2009	Revenue	$ Change	% Change
ARM	$654,690	81.9%	$608,602	77.9%	$46,088	7.6%
CRM	143,057	17.9%	169,461	21.7%	(26,404)	(15.6)%
Portfolio Management	26,066	3.3%	37,946	4.9%	(11,880)	(31.3)%
Eliminations	(24,576)	(3.1)%	(35,261)	(4.5)%	10,685	(30.3)%
Total	$799,237	100.0%	$780,748	100.0%	$18,489	2.4%

ARM’s revenue for the six months ended June 30, 2010, included $24.6 million of intercompany revenue from Portfolio Management which was eliminated upon consolidation. For the six months ended June 30, 2009, ARM’s revenue included $34.0 million of intercompany revenue from Portfolio Management and CRM’s revenue included $1.3 million of intercompany revenue from ARM, which were eliminated upon consolidation.

ARM’s revenue for the six months ended June 30, 2010 and 2009 included $142.0 million and $19.5 million, respectively, of reimbursable costs and fees (discussed in more detail below), which resulted in a $122.5 million increase in ARM’s revenue. This increase was partially offset by decreases primarily attributable to the weaker third-party collection environment and lower volumes in the first-party collections business during 2010, a $27.0 million decrease resulting from the sale of our print and mail business in October 2009, and a $9.4 million decrease in fees from collection services performed for Portfolio Management.

The decrease in CRM’s revenue was primarily due to lower volumes from certain existing clients attributable to the impact of the economy on the clients’ business, partially offset by increased client volume related to the implementation of new contracts during 2009.

Portfolio Management’s collections decreased $22.8 million, or 27.6 percent, to $59.9 million for the six months ended June 30, 2010, from $82.7 million for the six months ended June 30, 2009. Revenue for the six months ended June 30, 2010, included a $303,000 impairment charge recorded for a valuation allowance against the carrying value of the portfolios, compared to an impairment charge of $1.3 million for the six months ended June 30, 2009. Excluding the effect of the impairment charges, Portfolio Management’s revenue represented 43.1 percent of collections for the six months ended June 30, 2010, as compared to 46.0 percent of collections for the six months ended June 30, 2009. The decrease in revenue and collections was primarily attributable to lower portfolio purchases and the effect of the weaker collection environment during 2010.

Payroll and related expenses.  Payroll and related expenses decreased $41.8 million to $361.9 million for the six months ended June 30, 2010, from $403.7 million for the six months ended June 30, 2009, and decreased as a percentage of revenue to 45.3 percent from 51.7 percent.

Payroll and related expenses by segment (dollars in thousands):

	For the Six Months Ended June 30,
		% of		% of
	2010	Revenue	2009	Revenue	$ Change	% Change
ARM	$252,069	38.5%	$280,510	46.1%	$(28,441)	(10.1)%
CRM	108,140	75.6%	121,392	71.6%	(13,252)	(10.9)%
Portfolio Management	1,710	6.6%	3,050	8.0%	(1,340)	(43.9)%
Eliminations	—	—	(1,265)	3.6%	1,265	(100.0)%
Total	$361,919	45.3%	$403,687	51.7%	$(41,768)	(10.3)%

The decrease in ARM’s payroll and related expenses as a percentage of revenue was primarily due to the higher revenue base, which was attributable to the increase in reimbursable costs and fees. Included in ARM’s payroll and related expenses for the six months ended June 30, 2009, was $1.3 million of intercompany expense from CRM, for services provided to ARM, which was eliminated upon consolidation.

The increase in CRM’s payroll and related expenses as a percentage of revenue was primarily a result of leveraging its infrastructure over the lower revenue base.

Portfolio Management outsources all of its collection services to ARM and, therefore, has a relatively small fixed payroll cost structure. The decrease in Portfolio Management’s payroll and related expenses was attributable to the restructuring activities following the Company’s decision to limit purchases in this business.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $37.6 million to $224.8 million for the six months ended June 30, 2010, from $262.4 million for the six months ended June 30, 2009, and decreased as a percentage of revenue to 28.1 percent from 33.6 percent.

Selling, general and administrative expenses by segment (dollars in thousands):

	For the Six Months Ended June 30,
		% of		% of
	2010	Revenue	2009	Revenue	$ Change	% Change
ARM	$194,960	29.8%	$229,920	37.8%	$(34,960)	(15.2)%
CRM	28,289	19.8%	29,357	17.3%	(1,068)	(3.6)%
Portfolio Management	25,489	97.8%	35,090	92.5%	(9,601)	(27.4)%
Eliminations	(23,952)	97.5%	(31,968)	90.7%	8,016	(25.1)%
Total	$224,786	28.1%	$262,399	33.6%	$(37,613)	(14.3)%

The decrease in ARM’s selling, general and administrative expenses as a percentage of revenue was primarily due to the higher revenue base, which was attributable to the increase in reimbursable costs and fees, as well as cost saving initiatives and the sale of the print and mail business, which had a higher selling, general and administrative expense cost structure.

The increase in CRM’s selling, general and administrative expenses as a percentage of revenue was primarily attributable to leveraging its infrastructure over the lower revenue base.

The decrease in Portfolio Management’s selling, general and administrative expenses resulted from a $9.4 million decrease in fees for collection services provided by ARM. Servicing fees are based on cash collections so the increase as a percentage of revenue was primarily due to the decrease in the percentage of collections recorded to revenue. Included in Portfolio Management’s selling, general and administrative expenses for the six months ended June 30, 2010 and 2009, was $24.6 million and $34.0 million, respectively, of intercompany expense from ARM, for services provided to Portfolio Management, which was eliminated in consolidation.

Reimbursable costs and fees.  Reimbursable costs and fees consist of court costs, legal fees and repossession fees, representing out-of-pocket expenses that are reimbursed by our clients. Reimbursable costs and fees of $141.4 million and $17.4 million for the six months ended June 30, 2010 and 2009, respectively, are recorded as both revenue and operating expenses on the statement of operations. The increase in reimbursable costs and fees was due to the acquisition of TDM in August 2009.

Restructuring charges.  During the six months ended June 30, 2010, we incurred restructuring charges of $6.4 million, related to streamlining the cost structure of the Company’s operations and our decision to limit purchases in the Portfolio Management business. The charges consisted primarily of costs associated with the closing of redundant facilities and severance. This compares to $1.8 million of restructuring charges for the six months ended June 30, 2009.

Depreciation and amortization.  Depreciation and amortization decreased to $55.1 million for the six months ended June 30, 2010, from $61.7 million for the six months ended June 30, 2009. The decrease was primarily attributable to lower depreciation resulting from a lower level of property and equipment, as well as lower amortization because certain intangible assets are now fully amortized.

Other income (expense).  Interest expense decreased to $45.8 million for the six months ended June 30, 2010, from $49.8 million for the six months ended June 30, 2009. Interest expense for the six months ended June 30, 2010 and 2009 included $3.1 million and $5.0 million, respectively, of net losses from interest rate swap agreements and embedded derivatives. The remaining decrease in interest expense was primarily attributable to lower debt balances. Other income, net for the six months ended June 30, 2010 and 2009 included approximately $352,000 and $2.8 million, respectively, of net gains resulting from foreign exchange contracts.

Income tax expense (benefit).  For the six months ended June 30, 2010, we recorded income tax expense of $4.9 million on a pre-tax loss of $34.8 million, or an effective income tax rate of (14.1) percent. For the six months ended June 30, 2009, we recorded an income tax benefit of $3.7 million on a pre-tax loss of $11.9 million, or an effective income tax rate of 30.9 percent. The change in the effective income tax rate was due primarily to the recognition of a valuation allowance on certain domestic net deferred tax assets and income tax expense to be paid in state and foreign jurisdictions.

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

We have a senior credit facility that consists of a term loan ($515.2 million outstanding as of June 30, 2010) and a $100.0 million revolving credit facility (none outstanding as of June 30, 2010). Additionally, we have $165.0 million of floating rate senior notes and $200.0 million 11.875 percent senior subordinated notes outstanding. As a result, we are significantly leveraged.

On March 31, 2010, we amended our senior credit facility to, among other things, adjust the financial covenants, including increasing maximum leverage ratios and decreasing minimum interest coverage ratios, and adjusting the required principal payments. The amended Credit Facility also limits purchases of accounts receivable in 2010 to $20 million and purchases in 2011 and each year thereafter to $10 million per year. In 2010, our maximum leverage ratio covenant is 5.75 and our minimum interest coverage ratio covenant is 1.80. We believe we will be able to maintain compliance with such covenants in 2010.

We are currently in compliance with all of our debt covenants, and we believe we will be able to maintain compliance with such covenants in 2010. However, the potential negative impact from certain factors including, but not limited to, the challenging economic and business environment, our inability to reduce costs, the loss of a significant client or reduced client volumes, may impact our ability to meet our debt covenants in the future. If we were to enter into an agreement with our lenders for future covenant compliance relief, such relief could result in additional fees and higher interest expense.

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

During 2009, we significantly reduced our purchases of accounts receivable and made a decision to minimize further investments in the future. This decision resulted from declines in liquidation rates, competition for purchased accounts receivable and the continued uncertainty of collectability. We currently expect to limit our purchases in 2010 to certain of our non-cancelable forward flow commitments, which are estimated to be approximately $3.5 million for the remainder of 2010.

Cash Flows from Operating Activities.  Cash provided by operating activities was $36.4 million for the six months ended June 30, 2010, compared to $58.9 million for the six months ended June 30, 2009. The decrease was primarily attributable to lower operating results for the six months ended June 30, 2010.

Cash Flows from Investing Activities.  Cash provided by investing activities was $15.8 million for the six months ended June 30, 2010, compared to cash used in investing activities of $4.5 million for the six months ended June 30, 2009. The increase in cash from investing activities was primarily attributable to lower purchases of accounts receivable and lower purchases of property and equipment, partially offset by lower collections of purchased accounts receivable.

Cash Flows from Financing Activities.  Cash used in financing activities was $65.0 million for the six months ended June 30, 2010, compared to $49.3 million for the six months ended June 30, 2009. The increase in cash used in financing activities was due primarily to $51.0 million of total repayments of borrowings under our senior credit facility during the six months ended June 30, 2010, which was funded primarily by operating cash. During the six months ended June 30, 2009, we repaid a total of $59.0 million of borrowings under our senior credit facility, which was funded primarily by the issuance of $40.0 million of stock.

Senior Credit Facility.  Our senior credit facility is with a syndicate of financial institutions and consists of a term loan and a $100.0 million revolving credit facility. We are required to make quarterly principal repayments of $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. We are also required to make quarterly prepayments of 75 percent of the excess cash flow from our purchased accounts receivable, and annual prepayments of 75 percent or 50 percent of our excess annual cash flow, based on our leverage ratio, less the amounts paid during the year from the purchased accounts receivable excess cash flow prepayments. The revolving credit facility requires no minimum principal payments until its maturity in November 2011. At June 30, 2010, the balance outstanding on the term loan was $515.2 million and there was no outstanding balance on the revolving credit facility. The availability of the revolving credit facility is reduced by any unused letters of credit ($11.9 million at June 30, 2010). As of June 30, 2010, we had $88.1 million of remaining availability under the revolving credit facility.

All borrowings bear interest at an annual variable rate, based on either the prime rate (3.25 percent at June 30, 2010), the federal funds rate (0.09 percent at June 30, 2010) or LIBOR (0.35 percent 30-day LIBOR at June 30, 2010) plus an applicable margin, which is based on the type of rate and the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined in the loan agreement. The Company is charged a quarterly commitment fee on the unused portion of the revolving credit facility at an annual rate of 0.50 percent. The effective interest rate on the Credit Facility was approximately 9.18 percent and 9.00 percent for the three months ended June 30, 2010 and 2009, respectively, and 9.20 percent and 7.99 percent for the six months ended June 30, 2010 and 2009, respectively. The Credit Facility also requires that the Company obtain certain levels of interest rate protection.

Borrowings under the senior credit facility are collateralized by substantially all of our assets. The senior credit facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, investments in purchased accounts receivable, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or a change of control, and the failure to negotiate and obtain any required relief from our lenders, were to occur under the senior credit facility, the lenders would be entitled to declare all amounts outstanding under the senior credit facility immediately due and payable and foreclose on the pledged assets. Under these circumstances, the acceleration of our debt could have a material adverse effect on our business. Notwithstanding the foregoing, we may from time to time seek to amend our senior credit facility or obtain other funding or additional financing, which may result in additional fees and higher interest rates. Amending our senior credit facility or obtaining other funding or additional financing prior to the expiration of the current agreement will be essential as the remaining outstanding balance under the term loan will be due upon the expiration of the senior credit facility in May 2013. At June 30, 2010, our leverage ratio was 5.04, compared to the maximum of 5.75, and our interest coverage ratio was 2.00, compared to the minimum of 1.80. We were in compliance with all required financial covenants and we were not aware of any events of default as of June 30, 2010.

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

Nonrecourse Credit Facility.  We have a nonrecourse credit facility for certain purchases of accounts receivable prior to 2009. We do not have the ability to make any additional borrowings under the nonrecourse credit facility. The financing was structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender financed non-equity borrowings with floating interest at an annual rate equal to LIBOR (0.35 percent 30-day LIBOR at June 30, 2010) plus 2.50 percent, or as negotiated. These borrowings are nonrecourse to us and are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and the initial investment by us, including interest. Residual cash flow payments are accrued for as embedded derivatives.

Borrowings under this credit facility are nonrecourse to us, except for the assets within the entities established in connection with the financing agreement. The nonrecourse debt agreements contain a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed by the nonrecourse lender, in addition to other remedies.

The total nonrecourse debt outstanding was $6.2 million as of June 30, 2010, which included $1.3 million of accrued residual interest. The effective interest rate on these loans, including the residual interest component, was approximately 11.4 percent and 10.2 percent for the three and six months ended June 30, 2010, respectively. The nonrecourse debt agreements contain certain covenants such as meeting minimum cumulative collection targets. As of June 30, 2010, we were in compliance with all required covenants.

Contractual Obligations. There have been no material changes, outside the ordinary course of our business, to our contractual obligations as of December 31, 2009 as reported in our Annual Report on Form 10-K/A for the year ended December 31, 2009.

Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in corporate tax rates, and inflation. We employ risk management strategies that may include the use of derivatives, such as interest rate swap agreements, interest rate cap agreements, and foreign currency forwards and options to manage these exposures. As of June 30, 2010, none of our derivatives were accounted for as hedges. We do not enter into derivatives for trading purposes.

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

Interest Rate Risk.  At June 30, 2010, we had $686.4 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year. Currently, we primarily use interest rate swap agreements to limit potential losses from adverse interest rate changes. Our interest rate swap agreements minimize the impact of LIBOR fluctuations on the interest payments on our floating rate debt. We are required to pay the counterparties quarterly interest payments at a weighted average fixed rate, and we receive from the counterparties variable quarterly interest payments based on LIBOR.

Critical Accounting Policies and Estimates

General.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the following accounting policies and estimates are the most critical and could have the most impact on our results of operations: goodwill, other intangible assets and purchase accounting, revenue recognition for purchased accounts receivable, income taxes, and allowance for doubtful accounts. These are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note 2 to our 2009 financial statements, both of which are included in our Annual Report on Form 10-K/A for the year ended December 31, 2009. During the six months ended June 30, 2010, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies.

Recently Issued Accounting Guidance

For a discussion of recently issued accounting guidance, see note 19 in our Notes to Consolidated Financial Statements included in this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2010. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to determine whether any changes occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended June 30, 2010.

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

Part II.  Other Information

Item 1.    Legal Proceedings

The Company is party, from time to time, to various legal proceedings, regulatory investigations, client audits and tax examinations incidental to its business. The Company continually monitors these legal proceedings, regulatory investigations and tax examinations to determine the impact and any required accruals. See “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    [Removed and Reserved]

Item 5.    Other Information

(a)   None.

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

NCO Group, Inc.

Date: August 13, 2010	By:	/s/ Michael J. Barrist
Michael J. Barrist
Chairman of the Board, President
and Chief Executive Officer
(principal executive officer)

Date: August 13, 2010	By:	/s/ John R. Schwab
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