Form 10-Q
period 2010-09-30
NCO Group, Inc.
filed 2010-11-15
CIK 1397772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares outstanding of each of the issuer’s classes of common stock as of November 15, 2010 was: 2,960,847 shares of Class A common stock, $0.01 par value and 399,814 shares of Class L common stock, $0.01 par value.

NCO GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements

NCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents (includes cash and cash equivalents of consolidated variable interest entities: 2010, $835; 2009, $982)	$31,610	$39,221
Accounts receivable, trade, net of allowance for doubtful accounts of $5,244 and $5,824, respectively	170,416	178,067
Purchased accounts receivable, current portion, net of allowance for impairment of $151,609 and $144,397, respectively (includes purchased accounts receivable of consolidated variable interest entities: 2010, $11,008; 2009, $22,020)	37,340	50,960
Deferred income taxes	2,003	1,753
Prepaid expenses and other current assets	66,004	61,981
Total current assets	307,373	331,982

Funds held on behalf of clients (note 9)

Property and equipment, net	103,899	122,317

Other assets:
Goodwill	537,427	535,857
Trade name, net of accumulated amortization	83,609	83,912
Customer relationships and other intangible assets, net of accumulated amortization	210,990	258,682
Purchased accounts receivable, net of current portion (includes purchased accounts receivable of consolidated variable interest entities: 2010, $15,798; 2009, $18,586)	57,372	87,469
Deferred income taxes	3,584	3,548
Other assets	33,320	36,268
Total other assets	926,302	1,005,736
Total assets	$1,337,574	$1,460,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion (includes debt of consolidated variable interest entities: 2010, $1,498; 2009, $10,027)	$10,552	$41,699
Income taxes payable	7,390	2,838
Accounts payable	23,095	15,865
Accrued expenses (includes accrued expenses of consolidated variable interest entities: 2010, $735; 2009, $795)	104,334	107,250
Accrued compensation and related expenses	43,829	38,094
Deferred revenue, current portion	32,740	39,528
Total current liabilities	221,940	245,274

Funds held on behalf of clients (note 9)

Long-term liabilities:
Long-term debt, net of current portion	871,810	909,831
Deferred income taxes (includes deferred income taxes of consolidated variable interest entities: 2010, $690; 2009, $1,475)	37,749	31,972
Deferred revenue, net of current portion	858	1,147
Other long-term liabilities	36,397	31,261

Commitments and contingencies (note 16)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 7,500 shares authorized, 3,501 and 3,152 shares issued and outstanding, respectively	35	31
Class L common stock, par value $0.01 per share, 800 shares authorized, 400 shares issued and outstanding	4	4
Class A common stock, par value $0.01 per share, 4,500 shares authorized, 2,961 shares issued and outstanding	30	30
Additional paid-in capital	764,385	763,828
Accumulated other comprehensive income (loss)	3,763	(551)
Accumulated deficit	(608,563)	(534,242)
Total NCO Group, Inc. stockholders’ equity	159,654	229,100
Noncontrolling interests	9,166	11,450
Total stockholders’ equity	168,820	240,550
Total liabilities and stockholders’ equity	$1,337,574	$1,460,035

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Services	$292,049	$346,560	$921,963	$1,067,007
Portfolio	4,271	(278)	32,195	42,588
Reimbursable costs and fees	74,227	27,388	215,626	44,823

Total revenues	370,547	373,670	1,169,784	1,154,418

Operating costs and expenses:
Payroll and related expenses	166,886	188,631	528,805	592,318
Selling, general and administrative expenses	104,637	128,779	329,423	391,178
Reimbursable costs and fees	74,227	27,388	215,626	44,823
Depreciation and amortization expense	27,280	29,251	82,367	90,952
Restructuring charges	7,445	1,466	13,828	3,246
Total operating costs and expenses	380,475	375,515	1,170,049	1,122,517

(Loss) Income from operations	(9,928)	(1,845)	(265)	31,901

Other income (expense):
Interest and investment income	101	461	374	1,397
Interest expense	(23,003)	(27,196)	(68,760)	(76,980)
Other income, net	1,156	3,925	2,225	7,087
Total other income (expense)	(21,746)	(22,810)	(66,161)	(68,496)
Loss before income taxes	(31,674)	(24,655)	(66,426)	(36,595)

Income tax expense (benefit)	2,126	2,628	7,031	(1,056)

Net loss	(33,800)	(27,283)	(73,457)	(35,539)

Less: Net (loss) income attributable to noncontrolling interests	(273)	(2,679)	864	(3,610)

Net loss attributable to NCO Group, Inc.	$(33,527)	$(24,604)	$(74,321)	$(31,929)

See accompanying notes.

NCO GROUP, INC

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(73,457)	$(35,539)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	82,367	90,952
Provision for doubtful accounts	1,088	2,583
Impairment of purchased accounts receivable	7,220	15,125
Noncash interest	5,993	5,422
Noncash net gains on derivative instruments	(140)	(573)
Gain on sale of purchased accounts receivable	(9)	(361)
Deferred income taxes	1,752	(4,511)
Other	3,622	2,146
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, trade	7,025	28,272
Accounts payable and accrued expenses	8,709	(17,768)
Income taxes payable	3,930	(2,634)
Other assets and liabilities	1,760	10,823
Net cash provided by operating activities	49,860	93,937

Cash flows from investing activities:
Purchases of accounts receivable	(10,890)	(47,935)
Collections applied to principal of purchased accounts receivable	47,210	65,454
Proceeds from sales and resales of purchased accounts receivable	332	525
Purchases of property and equipment	(18,376)	(26,279)
Net cash paid related to acquisitions	(1,600)	(4,029)
Other	1,366	121
Net cash provided by (used in) investing activities	18,042	(12,143)

Cash flows from financing activities:
Repayment of notes payable	(12,038)	(19,397)
Net repayment of borrowings under revolving credit facility	(17,000)	(47,000)
Repayment of borrowings under senior term loan	(40,541)	(19,541)
Payment of fees to obtain debt	(2,758)	(2,477)
Return of investment in subsidiary to noncontrolling interests	(3,148)	(5,784)
Issuance of stock, net	—	39,667
Payment of deemed dividend to JPM	—	(8,049)
Net cash used in financing activities	(75,485)	(62,581)

Effect of exchange rate on cash	(28)	1,345

Net (decrease) increase in cash and cash equivalents	(7,611)	20,558

Cash and cash equivalents at beginning of the period	39,221	29,880

Cash and cash equivalents at end of the period	$31,610	$50,438

See accompanying notes.

NCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.              Nature of Operations:

NCO Group, Inc. is a holding company and conducts substantially all of its business operations through its subsidiaries (collectively, the “Company” or “NCO”). NCO is an international provider of business process outsourcing solutions, primarily focused on accounts receivable management (“ARM”) and customer relationship management (“CRM”). NCO provides services through over 100 offices throughout North America, Asia, Europe and Australia. The Company provides services to more than 18,500 active clients, including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, retail and commercial, utilities, education and government, technology and transportation/logistics services. These clients are primarily located throughout North America, Europe and Australia. Excluding reimbursable costs and fees, the Company’s largest client during the nine months ended September 30, 2010, was in the telecommunications sector and represented 7.4 percent of the Company’s consolidated revenue for the nine months ended September 30, 2010.

Historically, the Company’s Portfolio Management business has also purchased and collected past due consumer accounts receivable from consumer creditors. Beginning in 2009, the Company significantly reduced its purchases of accounts receivable and made a decision to minimize further investments in the future. This decision resulted from declines in liquidation rates, competition for purchased accounts receivable and the continued uncertainty of collectibility.

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

Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The December 31, 2009 balance sheet was derived from the consolidated audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as otherwise disclosed herein) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company’s business, operating results for the three-month and nine-month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other interim period.

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

Reclassifications:

Certain amounts in the statement of operations for the three and nine months ended September 30, 2009, and the statement of cash flows for the nine months ended September 30, 2009, have been reclassified for comparative purposes.

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

The following presents the activity in the accruals recorded for restructuring charges (amounts in thousands):

	Leases	Severance	Total
Balance at December 31, 2009	$8,562	$2,997	$11,559
Accruals	11,148	2,680	13,828
Cash payments	(6,684)	(3,934)	(10,618)
Balance at September 30, 2010	$13,026	$1,743	$14,769

4.     Business Combinations:

On August 31, 2009, the Company acquired TSYS Total Debt Management, Inc. (“TDM”), a provider of accounts receivable management legal network solutions, for $4.5 million in cash, which included $1.3 million of acquired cash. The Company allocated $983,000 of the purchase price to the customer relationships and recorded goodwill of $1.1 million. The TDM acquisition was included in the ARM segment.

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

6.      Deferred Revenue:

Deferred revenue primarily relates to prepaid fees for ARM collection and letter services for which revenue is recognized when the services are provided or the time period for which the Company is obligated to provide the services has expired. The following summarizes the change in the balance of deferred revenue (amounts in thousands):

Balance at December 31, 2009	$40,675
Additions	25,093
Revenue recognized	(32,202)
Foreign currency translation adjustment	32
Balance at September 30, 2010	$33,598

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

	At Fair Value as of
	September 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Forward exchange contracts	$—	$488	$—	$488	$—	$2	$—	$2

Liabilities:
Interest rate swaps	—	3,779	—	3,779	—	9,104	—	9,104
Forward exchange contracts	—	—	—	—	—	60	—	60
Embedded derivatives	—	—	1,839	1,839	—	—	3,306	3,306

Net liabilities	$—	$3,291	$1,839	$5,130	$—	$9,162	$3,306	$12,468

During the nine months ended September 30, 2010, there were no transfers in or out of the Company’s Level 1, Level 2 or Level 3 fair value measurements.

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

The following summarizes the change in the fair value of the embedded derivatives (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of period	$2,140	$3,332	$3,306	$4,457
Accrued interest additions	134	237	543	1,271
Payments	(562)	(510)	(1,376)	(1,655)
Change in fair value	127	97	(634)	(917)
Balance at end of period	$1,839	$3,156	$1,839	$3,156

Non-Recurring Measurement:

The Company has goodwill and other intangible assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when their carrying values exceed their fair values. Inputs used to value these assets are considered Level 3 measurements because they are unobservable.

During the nine months ended September 30, 2010 and 2009, there were no adjustments to fair value as there were no indicators that would have required interim testing. The Company performs its annual testing of indefinite-lived intangible assets during the fourth quarter of each year.

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

Purchased Accounts Receivable:

The Company records purchased accounts receivable at cost, which is discounted from the contractual receivable balance. The carrying value of purchased accounts receivable, which is estimated based upon future cash flows, approximates fair value at September 30, 2010 and December 31, 2009.

7.      Fair Value (continued):

Fair Value of Financial Instruments (continued):

Notes Receivable:

The Company had notes receivable of $5.0 million and $5.1 million as of September 30, 2010 and December 31, 2009, respectively. The carrying amounts reported in the balance sheets, included in current and long-term other assets, approximate market rates for notes with similar terms and maturities, and, accordingly, the carrying amounts approximate fair value. The Company continually evaluates the collectibility of these notes.

Long-Term Debt:

The following presents the carrying values and the estimated fair values of the Company’s long-term debt at September 30, 2010 (amounts in thousands):

	Carrying Value	Fair Value
Senior term loan	$508,719	$518,830
Senior subordinated notes	200,000	179,800
Senior notes	165,000	135,795
Nonrecourse credit facility	3,102	3,102

The fair values of the Company’s senior term loan and senior revolving credit facility were based on market interest rates for debt with similar terms and maturities. The fair values of the Company’s senior notes and senior subordinated notes were based on their approximate trading prices at September 30, 2010. The stated interest rates of the Company’s nonrecourse credit facility approximate market rates for debt with similar terms and maturities, and, accordingly, the carrying value approximates fair value.

8.     Purchased Accounts Receivable:

As of September 30, 2010, the carrying value of Portfolio Management’s and ARM’s purchased accounts receivable were $91.5 million and $3.2 million, respectively. The total outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $55.8 billion and $55.2 billion at September 30, 2010 and December 31, 2009, respectively.

The following summarizes the change in the carrying amount of the purchased accounts receivable (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of period	$111,430	$172,274	$138,429	$185,659
Purchases	1,937	14,981	10,890	47,935
Collections	(22,700)	(31,919)	(85,831)	(121,511)
Revenue recognized	11,126	13,118	38,621	56,057
Proceeds from portfolio sales and resales applied to carrying value	(323)	—	(323)	(164)
Impairment	(7,081)	(13,784)	(7,220)	(15,125)
Other	323	(102)	146	1,717
Balance at end of period	$94,712	$154,568	$94,712	$154,568

8.     Purchased Accounts Receivable (continued):

The following presents the change in the allowance for impairment of purchased accounts receivable (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of period	$144,488	$125,229	$144,397	$123,804
Additions	8,378	14,330	11,589	19,985
Recoveries	(1,297)	(546)	(4,369)	(4,860)
Other	40	49	(8)	133
Balance at end of period	$151,609	$139,062	$151,609	$139,062

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following presents the change in accretable yield (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of period	$89,476	$160,275	$112,108	$167,411
Additions	1,077	12,242	7,602	50,605
Revenue recognition	(11,126)	(13,118)	(38,621)	(56,057)
Reclassifications to nonaccretable difference	(8,906)	(29,176)	(10,797)	(31,396)
Foreign currency translation adjustment	(340)	(41)	(111)	(381)
Balance at end of period	$70,181	$130,182	$70,181	$130,182

During the three months ended September 30, 2010 and 2009, the Company purchased accounts receivable with a cost of $1.9 million and $15.0 million, respectively, that had contractually required payments receivable at the date of acquisition of $74.0 million and $573.0 million, respectively, and expected cash flows at the date of acquisition of $3.0 million and $27.2 million, respectively. During the nine months ended September 30, 2010 and 2009, the Company purchased accounts receivable with a cost of $10.9 million and $47.9 million, respectively, that had contractually required payments receivable at the date of acquisition of $649.8 million and $2.4 billion, respectively, and expected cash flows at the date of acquisition of $18.5 million and $98.5 million, respectively.

9.     Funds Held on Behalf of Clients:

In the course of the Company’s regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $79.1 million and $75.1 million at September 30, 2010 and December 31, 2009, respectively, have been shown net of their offsetting liability for financial statement presentation.

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

10.  Goodwill and Other Intangible Assets (continued):

The following summarizes the change in the Company’s reporting units’ goodwill (amounts in thousands):

	ARM	CRM	Total
Balance at January 1, 2010:
Goodwill	$552,047	$128,365	$680,412
Accumulated impairment	(73,205)	(71,350)	(144,555)
	478,842	57,015	535,857
Acquisitions	1,170	—	1,170
Foreign currency translation and other	400	—	400
Balance at September 30, 2010:
Goodwill	553,617	128,365	681,982
Accumulated impairment	(73,205)	(71,350)	(144,555)
	$480,412	$57,015	$537,427

Trade name includes the NCO trade name, which is an indefinite-lived intangible asset and therefore is not subject to amortization. Similar to goodwill, the NCO trade name is reviewed at least annually for impairment. At September 30, 2010, the balance of the NCO trade name was $82.6 million.

Trade name also includes certain trade names which are not considered to have indefinite lives and are therefore subject to amortization. At September 30, 2010, the gross carrying amount of these trade names was $2.0 million, and the accumulated amortization was $1.0 million.

Other intangible assets subject to amortization consist of customer relationships and non-compete agreements. The following represents the other intangible assets subject to amortization (amounts in thousands):

	September 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$438,068	$228,248	$437,412	$180,379
Non-compete agreements	3,372	2,202	3,955	2,306

Total	$441,440	$230,450	$441,367	$182,685

The Company recorded amortization expense for intangible assets of $16.2 million and $16.8 million during the three months ended September 30, 2010 and 2009, respectively, and $48.4 million and $51.4 million during the nine months ended September 30, 2010 and 2009, respectively.

The following represents the Company’s expected amortization expense from these other intangible assets over the next five years (amounts in thousands):

For the Years Ended December 31,	Estimated Amortization Expense

2010	$64,497
2011	64,087
2012	59,817
2013	53,584
2014	15,761

11.  Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2010	December 31, 2009

Senior term loan	$508,719	$549,260
Senior revolving credit facility	—	17,000
Senior subordinated notes	200,000	200,000
Senior notes	165,000	165,000
Nonrecourse credit facility	3,102	14,322
Capital leases and other	5,541	5,948
Less current portion	(10,552)	(41,699)
	$871,810	$909,831

Senior Credit Facility:

The Company has a senior credit facility (“Credit Facility”) with a syndicate of financial institutions that consists of a term loan and a $100.0 million revolving credit facility. The Company is required to make quarterly principal repayments of $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. The Company is also required to make quarterly prepayments of 75 percent of the excess cash flow from the Company’s purchased accounts receivable, and annual prepayments of 75 percent or 50 percent of its excess annual cash flow, based on its leverage ratio, less the amounts paid during the year from the purchased accounts receivable excess cash flow prepayments. The revolving credit facility requires no minimum principal payments until its maturity in November 2011. The availability of the revolving credit facility is reduced by any unused letters of credit ($5.7 million at September 30, 2010). As of September 30, 2010, the Company had $94.3 million of remaining availability under the revolving credit facility.

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

All borrowings bear interest at an annual variable rate, based on either the prime rate (3.25 percent at September 30, 2010), the federal funds rate (0.15 percent at September 30, 2010) or LIBOR (0.26 percent 30-day LIBOR at September 30, 2010) plus an applicable margin, which is based on the type of rate and the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined in the loan agreement, subject to certain interest rate minimum requirements. The Company is charged a quarterly commitment fee on the unused portion of the revolving credit facility at an annual rate of 0.50 percent. The effective interest rate on the Credit Facility was approximately 9.23 percent and 9.32 percent for the three months ended September 30, 2010 and 2009, respectively, and 9.21 percent and 8.42 percent for the nine months ended September 30, 2010 and 2009, respectively. The Credit Facility also requires that the Company obtain certain levels of interest rate protection.

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

11.  Long-Term Debt (continued):

Senior Credit Facility (continued):

At September 30, 2010, the Company’s leverage ratio was 5.59, compared to the covenant maximum of 5.75, and the interest coverage ratio was 1.85, compared to the covenant minimum of 1.80. The Company was in compliance with all required financial covenants and was not aware of any events of default as of September 30, 2010.

The Company’s ability to maintain compliance with the financial covenants will be highly dependent on the Company’s results of operations and, to the extent necessary, the Company’s ability to implement remedial measures such as further reductions in operating costs. The economic and business climate in 2010 continues to be very difficult and there is uncertainty as to whether the economic and business climate in 2011 will improve. In addition, other factors, such as the loss of a significant client or reduced client volumes, may impact the Company’s ability to meet its debt covenants in the future. Therefore, no assurance can be given that the Company will be able to maintain compliance with its financial covenants in future periods.

The Company may seek to amend its existing Credit Facility to obtain covenant compliance relief or waivers, or seek additional funding or replacement financing. There can be no assurance that the Company will be able to obtain covenant relief, other funding or replacement financing. Any such covenant relief or new financing may result in additional fees and higher interest rates. In addition, the Company will seek to amend or replace its Credit Facility prior to the expiration of the current facility in May 2013.

If an event of default, such as failure to comply with covenants, were to occur under the Credit Facility and the Company was not able to obtain an amendment or waiver from the lenders, the Company would not be able to borrow under the revolving credit facility and the lenders would be entitled to declare all amounts outstanding under the Credit Facility immediately due and payable and foreclose on the pledged assets. In addition, the acceleration of the amounts due under the Credit Facility could be an event of default under the Company’s Senior Notes and Senior Subordinated Notes and entitle the holders to accelerate the payment of these obligations. Under these circumstances, the acceleration of the payment of the Company’s debt would have a material adverse effect on its business.

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

The Senior Notes are senior unsecured obligations and are senior in right of payment to all existing and future senior subordinated indebtedness, including the Senior Subordinated Notes, and all future subordinated indebtedness. The Senior Notes bear interest at an annual rate equal to LIBOR plus 4.875 percent, reset quarterly. The effective interest rate of the Senior Notes was approximately 5.28 percent and 5.54 percent for the three months ended September 30, 2010 and 2009, respectively, and 5.21 percent and 6.02 percent for the nine months ended September 30, 2010 and 2009, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time at varying redemption prices depending on the redemption date, plus accrued and unpaid interest.

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

11.  Long-Term Debt (continued):

Senior Notes and Senior Subordinated Notes (continued):

The indentures governing the Notes contain a number of covenants that limit the Company’s and its restricted subsidiaries’ ability, among other things, to: incur additional indebtedness and issue certain preferred stock, pay certain dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, place limitations on distributions from restricted subsidiaries, issue or sell capital stock of restricted subsidiaries, guarantee indebtedness, sell or exchange assets, enter into transactions with affiliates, create certain liens, engage in unrelated businesses, and consolidate, merge or transfer all or substantially all of the Company’s assets and the assets of its subsidiaries on a consolidated basis. As of September 30, 2010, the Company was in compliance with all required covenants. In addition, upon a change of control, the Company is required to offer to repurchase all of the Notes then outstanding, at a purchase price equal to 101 percent of their principal amount, plus any accrued interest to the date of repurchase.

Nonrecourse Credit Facility:

The Company has a nonrecourse credit facility that funded certain purchases of accounts receivable prior to 2009. The Company does not have the ability to make any additional borrowings under the nonrecourse credit facility. The financing was structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender financed non-equity borrowings with floating interest at an annual rate equal to LIBOR (0.26 percent 30-day LIBOR at September 30, 2010) plus 2.50 percent, or as negotiated. These borrowings are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios, the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and the initial investment by the Company, including interest. Residual cash flow payments are accrued for as embedded derivatives.

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

Total debt outstanding under this facility was $3.1 million and $14.3 million as of September 30, 2010 and December 31, 2009, respectively, which included $1.1 million and $2.1 million, respectively, of accrued residual interest. The effective interest rate on these loans, including the residual interest component, was approximately 11.2 percent and 8.7 percent for the three months ended September 30, 2010 and 2009, respectively, and 10.4 percent and 11.0 percent for the nine months ended September 30, 2010 and 2009, respectively. The nonrecourse credit facility contains certain covenants such as meeting minimum cumulative collection targets. As of September 30, 2010, the Company was in compliance with all required covenants.

12.  Income Taxes:

The Company recorded income tax expense of $2.1 million and $2.6 million for the three months ended September 30, 2010 and 2009, respectively, and income tax expense of $7.0 million and an income tax benefit of $1.1 million for the nine months ended September 30, 2010 and 2009, respectively. The Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) primarily as a result of the recognition of a valuation allowance on certain domestic net deferred tax assets and income tax expense to be paid in state and foreign jurisdictions.

As a result of cumulative losses incurred by the Company since 2007, a valuation allowance was established due to the uncertainty that federal and certain state deferred tax assets would be realized in future years. The Company increased its valuation allowance by $30.4 million to $98.8 million as of September 30, 2010 from $68.4 million as of December 31, 2009, primarily as a result of federal and certain state deferred tax assets exceeding deferred tax liabilities (after consideration for any net deferred tax liabilities associated with non-amortizable assets such as goodwill and certain trade names).

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

Series A is entitled to a quarterly “paid-in-kind” dividend at an annual rate of 14 percent and Series B-1 is entitled to a quarterly “paid-in-kind” dividend at an annual rate of 19 percent. The following presents the Series A and Series B-1 shares issued for the “paid-in-kind” dividends:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Series A	110,088	95,935	316,975	275,811
Series B-1	11,442	9,503	32,565	18,453

In February 2009, the Company issued 7,400 shares of Series A Preferred Stock to JPMorgan Chase & Co. (“JPM”) as additional consideration for the acquisition of Systems & Services Technologies, Inc. (“SST”), which occurred in January 2008.

On March 25, 2009, in connection with the amendment of the Company’s Credit Facility, the Company sold 148,463.6 shares of its Series B-1 Preferred Stock and 19,957.4 shares of its Series B-2 Preferred Stock to One Equity Partners, Michael J. Barrist and certain members of executive management, and other co-investors for an aggregate purchase price of $40.0 million. The proceeds were used to pay down $15.0 million of term loan borrowings, and the remainder, net of expenses, of $22.5 million was used to repay borrowings under the revolving credit facility.

Noncontrolling Interests:

The following table summarizes the activity in stockholders’ equity attributable to NCO Group, Inc. and noncontrolling interests (amounts in thousands):

	NCO Group, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Balance at December 31, 2009	$229,100	$11,450	$240,550
Stock-based compensation	561	—	561
Distributions to noncontrolling interests, net	—	(3,148)	(3,148)
Net (loss) income	(74,321)	864	(73,457)
Accumulated other comprehensive loss	4,314	—	4,314
Balance at September 30, 2010	$159,654	$9,166	$168,820

13.  Stockholders’ Equity (continued):

Comprehensive Income (Loss):

Comprehensive income (loss) was as follows (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss attributable to NCO Group, Inc.	$(33,527)	$(24,604)	$(74,321)	$(31,929)
Foreign currency translation adjustments	3,587	282	1,788	1,178
Change in fair value of cash flow hedges, net of tax	—	—	—	(719)
Net losses on cash flow hedges reclassified into earnings, net of tax	780	1,501	2,526	4,302
Comprehensive loss - NCO Group, Inc.	(29,160)	(22,821)	(70,007)	(27,168)
Net (loss) income attributable to noncontrolling interests	(273)	(2,679)	864	(3,610)
Total comprehensive loss	$(29,433)	$(25,500)	$(69,143)	$(30,778)

14.  Derivative Financial Instruments:

The Company enters into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These contracts may be designated as cash flow hedges. The Company had forward exchange contracts for the purchase of 85.9 million Philippine pesos and 9.8 million of Canadian dollars outstanding at September 30, 2010, which mature throughout the remainder of 2010.

The Company has interest rate swap agreements to minimize the impact of LIBOR fluctuations on interest payments on the Company’s floating rate debt. The interest rate swaps may be designated as cash flow hedges. The interest rate swaps cover an aggregate notional amount of $301.0 million. The Company is required to pay the counterparties quarterly interest payments at a weighted average fixed rate ranging from 3.41 to 3.44 percent, and receives from the counterparties variable quarterly interest payments based on LIBOR. The net interest paid or received is included in interest expense. On March 25, 2009, the Company amended its senior credit facility, which amendment included a minimum LIBOR of 2.50 percent. This amendment caused the existing interest rate swaps to become ineffective and, as of March 25, 2009, these interest rate swaps were not accounted for as cash flow hedges. Accordingly, the fair market value of the interest rate swaps at March 25, 2009 is being amortized to interest expense, using the effective interest rate method, over the remaining lives of the interest rate swap agreements, and future changes in the fair market value of these interest rate swaps after March 25, 2009 are recorded in interest expense.

The Company has embedded derivatives relating to the contingent payment provision in its nonrecourse credit facility relating to purchased accounts receivable, and relating to the sellers’ participation in collections that are in excess of minimum targets for certain portfolios of purchased accounts receivable.

14.  Derivative Financial Instruments (continued):

The following summarizes the fair value of the Company’s derivatives (amounts in thousands):

	Balance Sheet	Fair Value
	Location	September 30, 2010	December 31, 2009
Derivatives not designated as hedges:
Asset derivatives
Forward exchange contracts	Other current assets	$488	$2
Total asset derivatives not designated as hedges		$488	$2

Liability derivatives
Interest rate swaps	Accrued expenses	$3,779	$9,104
Forward exchange contracts	Accrued expenses	—	60
Embedded derivatives	Long-term debt and accrued expenses	1,839	3,306
Total liability derivatives not designated as hedges		$5,618	$12,470

The following table summarizes the effect of derivatives designated as hedges on the Company for the nine months ended September 30, 2009 (there were no derivatives designated as hedges for the three months ended September 30, 2010 and 2009, and for the nine months ended September 30, 2010) (amounts in thousands):

For the Nine Months Ended September 30, 2009
		Amount of	Amount of
	Location of	Gain (Loss)	Gain (Loss)
	Gain (Loss)	Recognized	Reclassified
	Reclassified	in OCI (net	into
	into Earnings	of taxes)	Earnings
Derivatives designated as hedges:
Interest rate swaps (prior to March 25, 2009)	Interest expense	$(719)	$(2,056)

Total derivatives designated as hedges		$(719)	$(2,056)

14.  Derivative Financial Instruments (continued):

The following tables summarize the effect of derivatives not designated as hedges on the Company (amounts in thousands):

		For the Three Months Ended September 30,
		2010	2009
		Amount of Gain	Amount of Gain
	Location of Gain (Loss)	(Loss) Recognized	(Loss) Recognized
	Recognized in Earnings	in Earnings	in Earnings
Derivatives not designated as hedges:
Forward exchange contracts	Other income (expense)	$748	$3,912
Interest rate swaps (after March 25, 2009)	Interest expense	(803)	(5,142)
Amortization of interest rate swaps	Interest expense	(1,225)	—
Embedded derivatives	Interest expense	(127)	(97)
Interest rate caps	Other income (expense)	—	(7)
Total derivatives not designated as hedges		$(1,407)	$(1,334)

		For the Nine Months Ended September 30,
		2010	2009
		Amount of Gain	Amount of Gain
	Location of Gain (Loss)	(Loss) Recognized	(Loss) Recognized
	Recognized in Earnings	in Earnings	in Earnings
Derivatives not designated as hedges:
Forward exchange contracts	Other income (expense)	$1,100	$6,695
Interest rate swaps (after March 25, 2009)	Interest expense	(1,961)	(9,058)
Amortization of interest rate swaps	Interest expense	(3,966)	—
Embedded derivatives	Interest expense	634	917
Interest rate caps	Other income (expense)	—	(37)
Total derivatives not designated as hedges		$(4,193)	$(1,483)

15.  Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	For the Nine Months Ended
	September 30,
	2010	2009
Noncash investing and financing activities:
Fair value of assets acquired	$—	$15,585
Liabilities assumed from acquisitions	—	13,062
Issuance of stock to JPM for the SST acquisition	—	1,758
Adjustments to acquired assets and liabilities	—	1,378

16.  Commitments and Contingencies:

Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications companies, a labor subcontractor in India and other vendors that require minimum purchase commitments. These agreements expire between 2010 and 2012. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

2010	$28,004
2011	18,897
2012	7,392

$54,293

The Company incurred $11.1 million and $18.1 million of expense from vendors associated with these purchase commitments for the three months ended September 30, 2010 and 2009, respectively and $38.4 million and $53.0 million for the nine months ended September 30, 2010 and 2009, respectively.

Forward-Flow Agreements:

The Company has two fixed price agreements, or forward-flows, that obligate the Company to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. The forward flow agreements expire in December 2010 and April 2011. The remaining estimated future forward-flow commitments in the fourth quarter of 2010 and for the full year 2011 are approximately $1.9 million and $600,000, respectively.

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

17.  Segment Reporting:

As of September 30, 2010, the Company’s business consisted of three operating segments: ARM, CRM and Portfolio Management. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies.”

17.  Segment Reporting (continued):

ARM provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM serves clients of all sizes in local, regional and national markets in North America, Europe and Australia through offices in North America, Asia, Europe and Australia. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. ARM also provides accounts receivable management services to Portfolio Management. ARM recorded revenue of $9.3 million and $13.7 million for intercompany services to Portfolio Management for the three months ended September 30, 2010 and 2009, respectively, and $33.8 million and $47.7 million for the nine months ended September 30, 2010 and 2009, respectively.

CRM provides customer relationship management services to clients in North America through offices in North America and Asia. CRM also provided certain services to ARM, and recorded revenue of $1.7 million and $3.0 million for the three and nine months ended September 30, 2009, respectively, for the intercompany services to ARM.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies and other consumer oriented companies. Portfolio Management’s revenue was impacted by an impairment of purchased accounts receivable of $7.1 million and $13.8 million for the three months ended September 30, 2010 and 2009, respectively, and $7.2 million and $15.1 million for nine months ended September 30, 2010 and 2009, respectively.

The following table presents total assets, net of any intercompany balances, for each segment (amounts in thousands):

	September 30, 2010	December 31, 2009
ARM	$1,026,873	$1,079,180
CRM	213,219	239,373
Portfolio Management	97,482	141,482
Total assets	$1,337,574	$1,460,035

The following tables present the revenue, payroll and related expenses, selling, general, and administrative expenses, reimbursable costs and fees, restructuring charges, income (loss) from operations before depreciation and amortization and capital expenditures for each segment (amounts in thousands):

	For the Three Months Ended September 30, 2010
	ARM	CRM	Portfolio Management	Eliminations	Total
Revenues	$310,935	$65,511	$3,357	$(9,256)	$370,547
Payroll and related expenses	116,201	49,914	771	—	166,886
Selling, general and admin. expenses	89,831	13,961	9,587	(8,742)	104,637
Reimbursable costs and fees	74,741	—	—	(514)	74,227
Restructuring charges	5,707	1,738	—	—	7,445

Income (loss) from operations before depreciation and amortization	$24,455	$(102)	$(7,001)	$—	$17,352

17.  Segment Reporting (continued):

	For the Three Months Ended September 30, 2009
	ARM	CRM	Portfolio Management	Eliminations	Total

Revenues	$307,468	$79,275	$2,310	$(15,383)	$373,670

Payroll and related expenses	133,066	56,513	776	(1,724)	188,631
Selling, general and admin. expenses	111,858	15,624	14,343	(13,046)	128,779
Reimbursable costs and fees	28,001	—	—	(613)	27,388
Restructuring charges	1,134	197	135	—	1,466

Income (loss) from operations before depreciation and amortization	$33,409	$6,941	$(12,944)	$—	$27,406

	For the Nine Months Ended September 30, 2010
	ARM	CRM	Portfolio Management	Eliminations	Total

Revenues	$965,625	$208,568	$29,423	$(33,832)	$1,169,784

Payroll and related expenses	368,270	158,054	2,481	—	528,805
Selling, general and admin. expenses	284,791	42,250	35,076	(32,694)	329,423
Reimbursable costs and fees	216,764	—	—	(1,138)	215,626
Restructuring charges	9,958	2,389	1,481	—	13,828

Income (loss) from operations before depreciation and amortization	$85,842	$5,875	$(9,615)	$—	$82,102
Capital expenditures	$12,516	$5,860	$—	$—	$18,376

	For the Nine Months Ended September 30, 2009
	ARM	CRM	Portfolio Management	Eliminations	Total

Revenues	$916,070	$248,736	$40,256	$(50,644)	$1,154,418

Payroll and related expenses	413,576	177,905	3,826	(2,989)	592,318
Selling, general and admin. expenses	341,778	44,981	49,433	(45,014)	391,178
Reimbursable costs and fees	47,464	—	—	(2,641)	44,823
Restructuring charges	2,706	379	161	—	3,246

Income (loss) from operations before depreciation and amortization	$110,546	$25,471	$(13,164)	$—	$122,853
Capital expenditures	$14,603	$11,676	$—	$—	$26,279

18.          Related Party Transactions:

The Company pays OEP a management fee of $3.0 million per year, plus reimbursement of expenses, for management, advice and related services. During the three and nine months ended September 30, 2010, the Company incurred $750,000 and $2.3 million, respectively, relating to such management fees, which were included in selling, general and administrative expenses.

OEP is managed by OEP Holding Corporation, a wholly owned indirect subsidiary of JPM, and JPM is a client of the Company. The Company received fees for providing services to JPM of $3.2 million and $8.8 million for the three and nine months ended September 30, 2010, respectively, and $3.2 million and $10.0 million for the three and nine months ended September 30, 2009, respectively. Additionally, affiliates of Citigroup are investors of the Company, and Citigroup is a client of the Company. The Company received fees for providing services to Citigroup of $11.4 million and $36.9 million for the three and nine months ended September 30, 2010, respectively, and $12.9 million and $42.1 million for the three and nine months ended September 30, 2009, respectively. At September 30, 2010 and December 31, 2009, the Company had accounts receivable of $5.3 million and $5.8 million, respectively, due from Citigroup.

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

In April 2010, the FASB issued amended guidance for loan modifications when the loan is part of a pool that is accounted for as a single asset.  This guidance clarifies that modifications of loans that are accounted for within a pool, which have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amended guidance is effective for the Company for loan modifications made in or after the third quarter of 2010.  The Company adopted this guidance and it did not have a material impact on its results of operations or financial position.

19.  Recently Issued and Proposed Accounting Guidance (continued):

In July 2010, the FASB issued amended guidance for disclosures about financing receivables and allowances for credit losses. The guidance requires further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new disclosure requirements will be effective for the Company for the annual reporting period ending December 31, 2010. Certain disclosures related to allowance and modification activities will be effective for the Company for reporting periods beginning January 1, 2011. The Company does not expect the adoption of this guidance to have an impact on its financial condition or results of operations.

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

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

September 30, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$15,670	$15,940	$—	$31,610
Accounts receivable, trade, net of allowance for doubtful accounts	—	152,351	18,065	—	170,416
Purchased accounts receivable, current portion	—	16,876	20,464	—	37,340
Deferred income taxes	(28,808)	29,327	1,484	—	2,003
Prepaid expenses and other current assets	1,795	32,032	32,177	—	66,004
Total current assets	(27,013)	246,256	88,130	—	307,373

Property and equipment, net	—	74,003	29,896	—	103,899

Other assets:
Goodwill	—	471,791	65,636	—	537,427
Trade name, net of accumulated amortization	—	80,762	2,847	—	83,609
Customer relationships and other intangible assets, net of accumulated amortization	—	196,912	14,078	—	210,990
Purchased accounts receivable, net of current portion	—	36,482	20,890	—	57,372
Investment in subsidiaries	806,779	4,591	—	(811,370)	—
Deferred income taxes	—	—	3,584	—	3,584
Other assets	11,715	37,511	(15,906)	—	33,320
Total other assets	818,494	828,049	91,129	(811,370)	926,302
Total assets	$791,481	$1,148,308	$209,155	$(811,370)	$1,337,574

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$6,054	$293	$4,205	$—	$10,552
Intercompany payable (receivable)	182,814	(283,809)	100,995	—	—
Income taxes payable	—	—	7,390	—	7,390
Accounts payable	750	19,789	2,556	—	23,095
Accrued expenses	14,725	62,594	27,015	—	104,334
Accrued compensation and related expenses	—	30,183	13,646	—	43,829
Deferred revenue, current portion	—	32,113	627	—	32,740
Total current liabilities	204,343	(138,837)	156,434	—	221,940

Long-term liabilities:
Long-term debt, net of current portion	493,260	374,068	4,482	—	871,810
Deferred income taxes	(75,319)	110,787	2,281	—	37,749
Deferred revenue, net of current portion	—	858	—	—	858
Other long-term liabilities	9,543	11,772	15,082	—	36,397

Stockholders’ equity:
Total NCO Group, Inc. stockholders’ equity	159,654	789,660	21,710	(811,370)	159,654
Noncontrolling interests	—	—	9,166	—	9,166
Total stockholders’ equity	159,654	789,660	30,876	(811,370)	168,820
Total liabilities and stockholders’ equity	$791,481	$1,148,308	$209,155	$(811,370)	$1,337,574

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

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended September 30, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$275,480	$75,497	$(58,928)	$292,049
Portfolio	—	655	3,616	—	4,271
Reimbursable costs and fees	—	74,158	69	—	74,227
Total revenues	—	350,293	79,182	(58,928)	370,547

Operating costs and expenses:
Payroll and related expenses	4	165,565	48,048	(46,731)	166,886
Selling, general and administrative expenses	961	86,833	29,040	(12,197)	104,637
Reimbursable costs and fees	—	74,158	69	—	74,227
Depreciation and amortization expense	—	21,002	6,278	—	27,280
Restructuring charges	—	5,177	2,268	—	7,445
Total operating costs and expenses	965	352,735	85,703	(58,928)	380,475
(Loss) income from operations	(965)	(2,442)	(6,521)	—	(9,928)

Other income (expense):
Interest and investment income	—	154	(53)	—	101
Interest expense	(14,125)	(7,952)	(926)	—	(23,003)
Interest (expense) income to affiliate	(7,734)	9,925	(2,191)	—	—
Subsidiary (loss) income	(6,506)	(6,120)	—	12,626	—
Other income, net	747	148	261	—	1,156
Total other income (expense)	(27,618)	(3,845)	(2,909)	12,626	(21,746)
(Loss) income before income taxes	(28,583)	(6,287)	(9,430)	12,626	(31,674)

Income tax expense (benefit)	4,944	(634)	(2,184)	—	2,126

Net (loss) income	(33,527)	(5,653)	(7,246)	12,626	(33,800)

Less: Net loss attributable to noncontrolling interests	—	—	(273)	—	(273)

Net (loss) income attributable to NCO Group, Inc.	$(33,527)	$(5,653)	$(6,973)	$12,626	$(33,527)

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended September 30, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$338,503	$81,310	$(73,253)	$346,560
Portfolio	—	3,064	(3,342)	—	(278)
Reimbursable costs and fees	—	27,343	45	—	27,388
Total revenues	—	368,910	78,013	(73,253)	373,670

Operating costs and expenses:
Payroll and related expenses	4	197,827	46,641	(55,841)	188,631
Selling, general and administrative expenses	1,132	115,678	29,381	(17,412)	128,779
Reimbursable costs and fees	—	27,343	45	—	27,388
Depreciation and amortization expense	—	22,695	6,556	—	29,251
Restructuring charges	—	539	927	—	1,466
Total operating costs and expenses	1,136	364,082	83,550	(73,253)	375,515
(Loss) income from operations	(1,136)	4,828	(5,537)	—	(1,845)

Other income (expense):
Interest and investment income	7	177	277	—	461
Interest expense	(18,651)	(8,180)	(365)	—	(27,196)
Interest (expense) income to affiliate	(1,824)	3,772	(1,948)	—	—
Subsidiary income (loss)	(2,340)	(3,296)	—	5,636	—
Other income, net	3,912	13	—	—	3,925
Total other income (expense)	(18,896)	(7,514)	(2,036)	5,636	(22,810)
(Loss) income before income taxes	(20,032)	(2,686)	(7,573)	5,636	(24,655)

Income tax expense (benefit)	4,572	(1,069)	(875)	—	2,628

Net (loss) income	(24,604)	(1,617)	(6,698)	5,636	(27,283)

Less: Net loss attributable to noncontrolling interests	—	—	(2,679)	—	(2,679)

Net (loss) income attributable to NCO Group, Inc.	$(24,604)	$(1,617)	$(4,019)	$5,636	$(24,604)

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Nine Months Ended September 30, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$889,738	$216,476	$(184,251)	$921,963
Portfolio	—	12,568	19,627	—	32,195
Reimbursable costs and fees	—	215,437	189	—	215,626
Total revenues	—	1,117,743	236,292	(184,251)	1,169,784

Operating costs and expenses:
Payroll and related expenses	12	535,900	134,760	(141,867)	528,805
Selling, general and administrative expenses	3,089	279,774	88,944	(42,384)	329,423
Reimbursable costs and fees	—	215,437	189	—	215,626
Depreciation and amortization expense	—	64,664	17,703	—	82,367
Restructuring charges	—	10,684	3,144	—	13,828
Total operating costs and expenses	3,101	1,106,459	244,740	(184,251)	1,170,049
(Loss) income from operations	(3,101)	11,284	(8,448)	—	(265)

Other income (expense):
Interest and investment income	244	(1,202)	1,332	—	374
Interest expense	(42,745)	(23,890)	(2,125)	—	(68,760)
Interest (expense) income to affiliate	(15,356)	21,119	(5,763)	—	—
Subsidiary (loss) income	(7,421)	(11,239)	—	18,660	—
Other income, net	785	1,023	417	—	2,225
Total other income (expense)	(64,493)	(14,189)	(6,139)	18,660	(66,161)
(Loss) income before income taxes	(67,594)	(2,905)	(14,587)	18,660	(66,426)

Income tax expense (benefit)	6,727	2,301	(1,997)	—	7,031

Net (loss) income	(74,321)	(5,206)	(12,590)	18,660	(73,457)

Less: Net income attributable to noncontrolling interests	—	—	864	—	864

Net (loss) income attributable to NCO Group, Inc.	$(74,321)	$(5,206)	$(13,454)	$18,660	$(74,321)

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Nine Months Ended September 30, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$1,070,294	$216,695	$(219,982)	$1,067,007
Portfolio	—	23,503	19,085	—	42,588
Reimbursable costs and fees	—	44,642	181	—	44,823
Total revenues	—	1,138,439	235,961	(219,982)	1,154,418

Operating costs and expenses:
Payroll and related expenses	12	615,408	139,172	(162,274)	592,318
Selling, general and administrative expenses	3,312	356,395	89,179	(57,708)	391,178
Reimbursable costs and fees	—	44,642	181	—	44,823
Depreciation and amortization expense	—	69,547	21,405	—	90,952
Restructuring charges	—	2,113	1,133	—	3,246
Total operating costs and expenses	3,324	1,088,105	251,070	(219,982)	1,122,517
(Loss) income from operations	(3,324)	50,334	(15,109)	—	31,901

Other income (expense):
Interest and investment income	37	941	419	—	1,397
Interest expense	(52,058)	(23,400)	(1,522)	—	(76,980)
Interest (expense) income to affiliate	(3,491)	8,236	(4,745)	—	—
Subsidiary income (loss)	12,486	(10,823)	—	(1,663)	—
Other income, net	6,695	392	—	—	7,087
Total other income (expense)	(36,331)	(24,654)	(5,848)	(1,663)	(68,496)
(Loss) income before income taxes	(39,655)	25,680	(20,957)	(1,663)	(36,595)

Income tax (benefit) expense	(7,726)	11,285	(4,615)	—	(1,056)

Net (loss) income	(31,929)	14,395	(16,342)	(1,663)	(35,539)

Less: Net loss attributable to noncontrolling interests	—	—	(3,610)	—	(3,610)

Net (loss) income attributable to NCO Group, Inc.	$(31,929)	$14,395	$(12,732)	$(1,663)	$(31,929)

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(40,026)	$80,883	$9,003	$49,860

Cash flows from investing activities:
Purchases of accounts receivable	—	(9,645)	(1,245)	(10,890)
Collections applied to principal of purchased accounts receivable	—	25,602	21,608	47,210
Proceeds from sales and resales of purchased accounts receivable	—	172	160	332
Purchases of property and equipment	—	(10,087)	(8,289)	(18,376)
Net cash paid related to acquisitions	—	(1,600)	—	(1,600)
Other	—	1,366	—	1,366
Net cash provided by investing activities	—	5,808	12,234	18,042

Cash flows from financing activities:
Repayment of notes payable	—	(244)	(11,794)	(12,038)
Net repayment of borrowings under revolving credit facility	(17,000)	—	—	(17,000)
Repayment of borrowings under senior term loan	(40,541)	—	—	(40,541)
Borrowings under (repayment of) intercompany notes payable	100,321	(89,757)	(10,564)	—
Payment of fees to obtain debt	(2,754)	(4)	—	(2,758)
Return of investment in subsidiary to noncontrolling interests	—	—	(3,148)	(3,148)
Net cash provided by (used in) financing activities	40,026	(90,005)	(25,506)	(75,485)

Effect of exchange rate on cash	—	—	(28)	(28)

Net decrease in cash and cash equivalents	—	(3,314)	(4,297)	(7,611)

Cash and cash equivalents at beginning of the period	—	18,984	20,237	39,221

Cash and cash equivalents at end of the period	$—	$15,670	$15,940	$31,610

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(29,306)	$128,399	$(5,156)	$93,937

Cash flows from investing activities:
Purchases of accounts receivable	—	(44,049)	(3,886)	(47,935)
Collections applied to principal of purchased accounts receivable	—	23,990	41,464	65,454
Proceeds from sales and resales of purchased accounts receivable	—	124	401	525
Purchases of property and equipment	—	(18,658)	(7,621)	(26,279)
Net cash paid related to acquisitions	—	(3,377)	(652)	(4,029)
Other	—	121	—	121
Net cash (used in) provided by investing activities	—	(41,849)	29,706	(12,143)

Cash flows from financing activities:
Repayment of notes payable	—	(294)	(19,103)	(19,397)
Net repayment of borrowings under revolving credit facility	(47,000)	—	—	(47,000)
Repayment of borrowings under senior term loan	(19,541)	—	—	(19,541)
Borrowings under (repayment of) intercompany notes payable	66,706	(73,486)	6,780	—
Payment of fees to obtain debt	(2,477)	—	—	(2,477)
Return of investment in subsidiary to noncontrolling interests	—	—	(5,784)	(5,784)
Issuance of stock, net	39,667	—	—	39,667
Payment of deemed dividend to JPM	(8,049)	—	—	(8,049)
Net cash provided by (used in) financing activities	29,306	(73,780)	(18,107)	(62,581)

Effect of exchange rate on cash	—	—	1,345	1,345

Net increase in cash and cash equivalents	—	12,770	7,788	20,558

Cash and cash equivalents at beginning of the period	—	15,334	14,546	29,880

Cash and cash equivalents at end of the period	$—	$28,104	$22,334	$50,438

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

•                  risks related to the Company’s substantial indebtedness, its ability to service such debt and its ability to comply with debt covenants;

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

Historically, we have participated in the purchased accounts receivable business on an opportunistic basis. Beginning in 2009, we significantly reduced our purchases of accounts receivable. This decision resulted from declines in liquidation rates, competition for purchased accounts receivable and the continued uncertainty of collectibility.

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

The continuing deterioration in economic conditions in the U.S. has impacted our business over the course of 2009 and 2010. Factors such as reduced availability of credit for consumers, a depressed real estate market, increased unemployment and other factors have had a negative impact on the ability and willingness of consumers to pay their debts and a negative impact on our clients’ businesses, which has adversely affected our results of operations, collections and revenue.

Further changes to the economic conditions in the U.S., either positive or negative, could have a significant impact on our business, including, but not limited to:

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

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue.  Revenue decreased $3.1 million, or 0.8 percent, to $370.5 million for the three months ended September 30, 2010, from $373.7 million for the three months ended September 30, 2009.

Revenue by segment (dollars in thousands):

	For the Three Months Ended September 30,
		% of		% of
	2010	Revenue	2009	Revenue	$ Change	% Change
ARM	$310,935	83.9%	$307,468	82.3%	$3,467	1.1%
CRM	65,511	17.7%	79,275	21.2%	(13,764)	(17.4)%
Portfolio Management	3,357	0.9%	2,310	0.6%	1,047	45.3%
Eliminations	(9,256)	(2.5)%	(15,383)	(4.1)%	6,127	(39.8)%
Total	$370,547	100.0%	$373,670	100.0%	$(3,123)	(0.8)%

ARM’s revenue for the three months ended September 30, 2010, included $9.3 million of intercompany revenue from Portfolio Management which was eliminated upon consolidation. For the three months ended September 30, 2009, ARM’s revenue included $13.7 million of intercompany revenue from Portfolio Management and CRM’s revenue included $1.7 million of intercompany revenue from ARM, which were eliminated upon consolidation.

ARM’s revenue for the three months ended September 30, 2010 and 2009 included $74.7 million and $28.0 million, respectively, of reimbursable costs and fees (discussed in more detail below), which resulted in a $46.7 million increase in ARM’s revenue. This increase was partially offset by decreases primarily attributable to the weaker third-party collection environment and lower volumes in the first-party collections business during 2010, a $13.9 million decrease resulting from the sale of our print and mail business in October 2009, and a $4.4 million decrease in fees from collection services performed for Portfolio Management.

The decrease in CRM’s revenue was primarily due to lower volumes from certain existing clients, attributable to the impact of the economy on the clients’ business, partially offset by increased client volume related to the implementation of new contracts during 2010.

Portfolio Management’s collections decreased $12.7 million, or 37.6 percent, to $21.1 million for the three months ended September 30, 2010, from $33.8 million for the three months ended September 30, 2009. Revenue for the three months ended September 30, 2010, included a $7.1 million impairment charge recorded for a valuation allowance against the carrying value of the portfolios, compared to an impairment charge of $13.9 million for the three months ended September 30, 2009. Excluding the effect of the impairment charges, Portfolio Management’s revenue represented 48.7 percent of collections for the three months ended September 30, 2010, as compared to 47.0 percent of collections for the three months ended September 30, 2009. The decrease in revenue and collections was primarily attributable to lower portfolio purchases and the effect of the weaker collection environment during 2010.

Payroll and related expenses.  Payroll and related expenses decreased $21.7 million to $166.9 million for the three months ended September 30, 2010, from $188.6 million for the three months ended September 30, 2009, and decreased as a percentage of revenue to 45.0 percent from 50.5 percent.

Payroll and related expenses by segment (dollars in thousands):

	For the Three Months Ended September 30,
		% of		% of
	2010	Revenue	2009	Revenue	$ Change	% Change
ARM	$116,201	37.4%	$133,066	43.3%	$(16,865)	(12.7)%
CRM	49,914	76.2%	56,513	71.3%	(6,599)	(11.7)%
Portfolio Management	771	23.0%	776	33.6%	(5)	(0.6)%
Eliminations	—	—	(1,724)	11.2%	1,724	(100.0)%
Total	$166,886	45.0%	$188,631	50.5%	$(21,745)	(11.5)%

The decrease in ARM’s payroll and related expenses as a percentage of revenue was primarily due to the higher revenue base, which was attributable to the increase in reimbursable costs and fees. Included in ARM’s payroll and related expenses for the three months ended September 30, 2009, was $1.7 million of intercompany expense from CRM, for services provided to ARM, which was eliminated upon consolidation.

The increase in CRM’s payroll and related expenses as a percentage of revenue was primarily a result of leveraging its infrastructure over the lower revenue base.

Portfolio Management outsources all of its collection services to ARM and, therefore, has a relatively small fixed payroll cost structure.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $24.2 million to $104.6 million for the three months ended September 30, 2010, from $128.8 million for the three months ended September 30, 2009, and decreased as a percentage of revenue to 28.2 percent from 34.5 percent.

Selling, general and administrative expenses by segment (dollars in thousands):

	For the Three Months Ended September 30,
		% of		% of
	2010	Revenue	2009	Revenue	$ Change	% Change
ARM	$89,831	28.9%	$111,858	36.4%	$(22,027)	(19.7)%
CRM	13,961	21.3%	15,624	19.7%	(1,663)	(10.6)%
Portfolio Management	9,587	285.6%	14,343	620.9%	(4,756)	(33.2)%
Eliminations	(8,742)	94.4%	(13,046)	84.8%	4,304	(33.0)%
Total	$104,637	28.2%	$128,779	34.5%	$(24,142)	(18.7)%

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

The decrease in Portfolio Management’s selling, general and administrative expenses resulted from a $4.4 million decrease in fees for collection services provided by ARM. Included in Portfolio Management’s selling, general and administrative expenses for the three months ended September 30, 2010 and 2009, was $9.3 million and $13.7 million, respectively, of intercompany expense from ARM, for services provided to Portfolio Management, which was eliminated in consolidation.

Reimbursable costs and fees.  Reimbursable costs and fees consist of court costs, legal fees and repossession fees, representing out-of-pocket expenses that are reimbursed by our clients. Reimbursable costs and fees of $74.2 million and $27.4 million for the three months ended September 30, 2010 and 2009, respectively, are recorded as both revenue and operating expenses on the statement of operations. The increase in reimbursable costs and fees was due to the acquisition of TDM in August 2009.

Restructuring charges.  During the three months ended September 30, 2010, we incurred restructuring charges of $7.4 million, related to streamlining the cost structure of the Company’s operations. The charges consisted primarily of costs associated with the closing of redundant facilities and severance. This compares to $1.5 million of restructuring charges for the three months ended September 30, 2009.

Depreciation and amortization.  Depreciation and amortization decreased to $27.3 million for the three months ended September 30, 2010, from $29.3 million for the three months ended September 30, 2009. The decrease was primarily attributable to lower depreciation resulting from a lower level of property and equipment, as well as lower amortization because certain intangible assets are now fully amortized.

Other income (expense).  Interest expense decreased to $23.0 million for the three months ended September 30, 2010, from $27.2 million for the three months ended September 30, 2009. Interest expense for the three months ended September 30, 2010 and 2009 included $2.2 and $5.2 million, respectively, of net losses from interest rate swap agreements and embedded derivatives. The remaining decrease in interest expense was primarily attributable to lower debt balances. Other income, net for the three months ended September 30, 2010 and 2009 included approximately $748,000 and $3.9 million, respectively, of net gains resulting from foreign exchange contracts.

Income tax expense (benefit).  For the three months ended September 30, 2010, we recorded income tax expense of $2.1 million on a pre-tax loss of $31.7 million, or an effective income tax rate of (6.7) percent. For the three months ended September 30, 2009, we recorded income tax expense of $2.6 million on a pre-tax loss of $24.7 million, or an effective tax rate of (10.7) percent. The change in the effective income tax rate was due primarily to the recognition of a valuation allowance on certain domestic net deferred tax assets and income tax expense to be paid in state and foreign jurisdictions.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue.  Revenue increased $15.4 million, or 1.3 percent, to $1,169.8 million for the nine months ended September 30, 2010, from $1,154.4 million for the nine months ended September 30, 2009.

Revenue by segment (dollars in thousands):

	For the Nine Months Ended September 30,
		% of		% of
	2010	Revenue	2009	Revenue	$ Change	% Change
ARM	$965,625	82.6%	$916,070	79.4%	$49,555	5.4%
CRM	208,568	17.8%	248,736	21.5%	(40,168)	(16.1)%
Portfolio Management	29,423	2.5%	40,256	3.5%	(10,833)	(26.9)%
Eliminations	(33,832)	(2.9)%	(50,644)	(4.4)%	16,812	(33.2)%
Total	$1,169,784	100.0%	$1,154,418	100.0%	$15,366	1.3%

ARM’s revenue for the nine months ended September 30, 2010, included $33.8 million of intercompany revenue from Portfolio Management which was eliminated upon consolidation. For the nine months ended September 30, 2009, ARM’s revenue included $47.6 million of intercompany revenue from Portfolio Management and CRM’s revenue included $3.0 million of intercompany revenue from ARM, which were eliminated upon consolidation.

ARM’s revenue for the nine months ended September 30, 2010 and 2009 included $216.8 million and $47.5 million, respectively, of reimbursable costs and fees (discussed in more detail below), which resulted in a $169.3 million increase in ARM’s revenue. This increase was partially offset by decreases primarily attributable to the weaker third-party collection environment and lower volumes in the first-party collections business during 2010, a $40.9 million decrease resulting from the sale of our print and mail business in October 2009, and a $13.8 million decrease in fees from collection services performed for Portfolio Management.

The decrease in CRM’s revenue was primarily due to lower volumes from certain existing clients attributable to the impact of the economy on the clients’ business, partially offset by increased client volume related to the implementation of new contracts during 2010.

Portfolio Management’s collections decreased $35.5 million, or 30.5 percent, to $81.0 million for the nine months ended September 30, 2010, from $116.5 million for the nine months ended September 30, 2009. Revenue for the nine months ended September 30, 2010, included a $7.2 million impairment charge recorded for a valuation allowance against the carrying value of the portfolios, compared to an impairment charge of $15.3 million for the nine months ended September 30, 2009. Excluding the effect of the impairment charges, Portfolio Management’s revenue represented 44.5 percent of collections for the nine months ended September 30, 2010, as compared to 46.3 percent of collections for the nine months ended September 30, 2009. The decrease in revenue and collections was primarily attributable to lower portfolio purchases and the effect of the weaker collection environment during 2010.

Payroll and related expenses.  Payroll and related expenses decreased $63.5 million to $528.8 million for the nine months ended September 30, 2010, from $592.3 million for the nine months ended September 30, 2009, and decreased as a percentage of revenue to 45.2 percent from 51.3 percent.

Payroll and related expenses by segment (dollars in thousands):

	For the Nine Months Ended September 30,
		% of		% of
	2010	Revenue	2009	Revenue	$ Change	% Change
ARM	$368,270	38.1%	$413,576	45.1%	$(45,306)	(11.0)%
CRM	158,054	75.8%	177,905	71.5%	(19,851)	(11.2)%
Portfolio Management	2,481	8.4%	3,826	9.5%	(1,345)	(35.2)%
Eliminations	—	—	(2,989)	5.9%	2,989	(100.0)%
Total	$528,805	45.2%	$592,318	51.3%	$(63,513)	(10.7)%

The decrease in ARM’s payroll and related expenses as a percentage of revenue was primarily due to the higher revenue base, which was attributable to the increase in reimbursable costs and fees. Included in ARM’s payroll and related expenses for the nine months ended September 30, 2009, was $3.0 million of intercompany expense from CRM, for services provided to ARM, which was eliminated upon consolidation.

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

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $61.8 million to $329.4 million for the nine months ended September 30, 2010, from $391.2 million for the nine months ended September 30, 2009, and decreased as a percentage of revenue to 28.2 percent from 33.9 percent.

Selling, general and administrative expenses by segment (dollars in thousands):

	For the Nine Months Ended September 30,
		% of		% of
	2010	Revenue	2009	Revenue	$ Change	% Change
ARM	$284,791	29.5%	$341,778	37.3%	$(56,987)	(16.7)%
CRM	42,250	20.3%	44,981	18.1%	(2,731)	(6.1)%
Portfolio Management	35,076	119.2%	49,433	122.8%	(14,357)	(29.0)%
Eliminations	(32,694)	96.6%	(45,014)	88.9%	12,320	(27.4)%
Total	$329,423	28.2%	$391,178	33.9%	$(61,755)	(15.8)%

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

The decrease in Portfolio Management’s selling, general and administrative expenses resulted from a $13.8 million decrease in fees for collection services provided by ARM. Included in Portfolio Management’s selling, general and administrative expenses for the nine months ended September 30, 2010 and 2009, was $33.8 million and $47.6 million, respectively, of intercompany expense from ARM, for services provided to Portfolio Management, which was eliminated in consolidation.

Reimbursable costs and fees.  Reimbursable costs and fees consist of court costs, legal fees and repossession fees, representing out-of-pocket expenses that are reimbursed by our clients. Reimbursable costs and fees of $215.6 million and $44.8 million for the nine months ended September 30, 2010 and 2009, respectively, are recorded as both revenue and operating expenses on the statement of operations. The increase in reimbursable costs and fees was due to the acquisition of TDM in August 2009.

Restructuring charges.  During the nine months ended September 30, 2010, we incurred restructuring charges of $13.8 million, related to streamlining the cost structure of the Company’s operations and our decision to limit purchases in the Portfolio Management business. The charges consisted primarily of costs associated with the closing of redundant facilities and severance. This compares to $3.2 million of restructuring charges for the nine months ended September 30, 2009.

Depreciation and amortization.  Depreciation and amortization decreased to $82.4 million for the nine months ended September 30, 2010, from $91.0 million for the nine months ended September 30, 2009. The decrease was primarily attributable to lower depreciation resulting from a lower level of property and equipment, as well as lower amortization because certain intangible assets are now fully amortized.

Other income (expense).  Interest expense decreased to $68.8 million for the nine months ended September 30, 2010, from $77.0 million for the nine months ended September 30, 2009. Interest expense for the nine months ended September 30, 2010 and 2009 included $5.3 million and $10.2 million, respectively, of net losses from interest rate swap agreements and embedded derivatives. The remaining decrease in interest expense was primarily attributable to lower debt balances. Other income, net for the nine months ended September 30, 2010 and 2009 included approximately $1.1 million and $6.7 million, respectively, of net gains resulting from foreign exchange contracts.

Income tax expense (benefit).  For the nine months ended September 30, 2010, we recorded income tax expense of $7.0 million on a pre-tax loss of $66.4 million, or an effective income tax rate of (10.6) percent. For the nine months ended September 30, 2009, we recorded an income tax benefit of $1.1 million on a pre-tax loss of $36.6 million, or an effective income tax rate of 2.9 percent. The change in the effective income tax rate was due primarily to the recognition of a valuation allowance on certain domestic net deferred tax assets and income tax expense to be paid in state and foreign jurisdictions.

Liquidity and Capital Resources

Our primary sources of cash are cash flows from operations, including collections on purchased accounts receivable, bank borrowings, and equity and debt offerings. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, purchases of accounts receivable, and working capital to support our growth.

The cash flow from our contingency collection business and our purchased portfolio business is dependent upon our ability to collect from consumers and businesses. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. The cash flow from our first-party collections and our CRM businesses are dependent upon the volume of business that our clients place with us. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our expected future cash flows.

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

We have a senior credit facility that consists of a term loan ($508.7 million outstanding as of September 30, 2010) and a $100.0 million revolving credit facility (none outstanding as of September 30, 2010). Additionally, we have $165.0 million of floating rate senior notes and $200.0 million 11.875 percent senior subordinated notes outstanding. As a result, we are significantly leveraged.

Borrowings under the senior credit facility are collateralized by substantially all of our assets. The senior credit facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, investments in purchased accounts receivable, disposition of assets, liens and dividends and other distributions. At September 30, 2010, our leverage ratio was 5.59, compared to the covenant maximum of 5.75, and our interest coverage ratio was 1.85, compared to the covenant minimum of 1.80. We were in compliance with all required financial covenants under our senior credit facility and we were not aware of any events of default as of September 30, 2010.

Our ability to maintain compliance with the financial covenants under our senior credit facility will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as further reductions in operating costs. The economic and business climate in 2010 continues to be very difficult and there is uncertainty as to whether the economic and business climate in 2011 will improve. In addition, other factors, such as the loss of a significant client or reduced client volumes, may impact our ability to meet our debt covenants in the future. Therefore, no assurance can be given that we will be able to maintain compliance with our financial covenants in future periods.

We may seek to amend our existing senior credit facility to obtain covenant compliance relief or waivers, or seek additional funding or replacement financing. There can be no assurance that the Company will be able to obtain covenant relief, other funding or replacement financing. Any such covenant relief or new financing may result in additional fees and higher interest rates. In addition, we will seek to amend or replace our senior credit facility prior to the expiration of the current facility in May 2013.

If an event of default, such as failure to comply with covenants, were to occur under the senior credit facility and we were not able to obtain an amendment or waiver from the lenders, we would not be able to borrow under the revolving credit facility and the lenders would be entitled to declare all amounts outstanding under the senior credit facility immediately due and payable and foreclose on the pledged assets. In addition, the acceleration of the amounts due under the senior credit facility could be an event of default under our Senior Notes and Senior Subordinated Notes and entitle the holders to accelerate the payment of these obligations. Under these circumstances, the acceleration of the payment of our debt would have a material adverse effect on our business.

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

Beginning in 2009, we significantly reduced our purchases of accounts receivable and made a decision to minimize further investments in the future. This decision resulted from declines in liquidation rates, competition for purchased accounts receivable and the continued uncertainty of collectability. We currently expect to limit our purchases in 2010 to certain of our non-cancelable forward flow commitments, which are estimated to be approximately $1.9 million for the fourth quarter of 2010.

Cash Flows from Operating Activities.  Cash provided by operating activities was $49.9 million for the nine months ended September 30, 2010, compared to $93.9 million for the nine months ended September 30, 2009. The decrease was primarily attributable to lower operating results for the nine months ended September 30, 2010.

Cash Flows from Investing Activities.  Cash provided by investing activities was $18.0 million for the nine months ended September 30, 2010, compared to cash used in investing activities of $12.1 million for the nine months ended September 30, 2009. The increase in cash from investing activities was primarily attributable to lower purchases of accounts receivable and lower purchases of property and equipment, partially offset by lower collections of purchased accounts receivable.

Cash Flows from Financing Activities.  Cash used in financing activities was $75.5 million for the nine months ended September 30, 2010, compared to $62.6 million for the nine months ended September 30, 2009. The increase in cash used in financing activities was due primarily to $57.5 million of total repayments of borrowings under our senior credit facility during the nine months ended September 30, 2010, which was funded primarily by operating cash. During the nine months ended September 30, 2009, we repaid a total of $66.5 million of borrowings under our senior credit facility, which was funded primarily by the issuance of $40.0 million of stock.

Senior Credit Facility.  Our senior credit facility is with a syndicate of financial institutions and consists of a term loan and a $100.0 million revolving credit facility. We are required to make quarterly principal repayments of $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. We are also required to make quarterly prepayments of 75 percent of the excess cash flow from our purchased accounts receivable, and annual prepayments of 75 percent or 50 percent of our excess annual cash flow, based on our leverage ratio, less the amounts paid during the year from the purchased accounts receivable excess cash flow prepayments. The revolving credit facility requires no minimum principal payments until its maturity in November 2011. At September 30, 2010, the balance outstanding on the term loan was $508.7 million and there was no outstanding balance on the revolving credit facility. The availability of the revolving credit facility is reduced by any unused letters of credit ($5.7 million at September 30, 2010). As of September 30, 2010, we had $94.3 million of remaining availability under the revolving credit facility.

All borrowings bear interest at an annual variable rate, based on either the prime rate (3.25 percent at September 30, 2010), the federal funds rate (0.15 percent at September 30, 2010) or LIBOR (0.26 percent 30-day LIBOR at September 30, 2010) plus an applicable margin, which is based on the type of rate and our funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined in the loan agreement, subject to certain interest rate minimum requirements. We are charged a quarterly commitment fee on the unused portion of the revolving credit facility at an annual rate of 0.50 percent. The effective interest rate on the senior credit facility was approximately 9.23 percent and 9.32 percent for the three months ended September 30, 2010 and 2009, respectively, and 9.21 percent and 8.42 percent for the nine months ended September 30, 2010 and 2009, respectively.

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

Nonrecourse Credit Facility.  We have a nonrecourse credit facility that funded certain purchases of accounts receivable prior to 2009. We do not have the ability to make any additional borrowings under the nonrecourse credit facility. The financing was structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender financed non-equity borrowings with floating interest at an annual rate equal to LIBOR (0.26 percent 30-day LIBOR at September 30, 2010) plus 2.50 percent, or as negotiated. These borrowings are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and the initial investment by us, including interest. Residual cash flow payments are accrued for as embedded derivatives.

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

The total nonrecourse debt outstanding was $3.1 million as of September 30, 2010, which included $1.1 million of accrued residual interest. The effective interest rate on these loans, including the residual interest component, was approximately 11.2 percent and 10.4 percent for the three and nine months ended September 30, 2010, respectively. The nonrecourse debt agreements contain certain covenants such as meeting minimum cumulative collection targets. As of September 30, 2010, we were in compliance with all required covenants.

Contractual Obligations. There have been no material changes, outside the ordinary course of our business, to our contractual obligations as reported in our Annual Report on Form 10-K/A for the year ended December 31, 2009.

Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in corporate tax rates, and inflation. We employ risk management strategies that may include the use of derivatives, such as interest rate swap agreements, interest rate cap agreements, and foreign currency forwards and options to manage these exposures. As of September 30, 2010, none of our derivatives were accounted for as hedges. We do not enter into derivatives for trading purposes.

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

Interest Rate Risk.  At September 30, 2010, we had $676.8 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year. Currently, we primarily use interest rate swap agreements to limit potential losses from adverse interest rate changes. Our interest rate swap agreements minimize the impact of LIBOR fluctuations on the interest payments on our floating rate debt. We are required to pay the counterparties quarterly interest payments at a weighted average fixed rate, and we receive from the counterparties variable quarterly interest payments based on LIBOR.

Critical Accounting Policies and Estimates

General.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the following accounting policies and estimates are the most critical and could have the most impact on our results of operations: goodwill, other intangible assets and purchase accounting, revenue recognition for purchased accounts receivable, income taxes, and allowance for doubtful accounts. These are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note 2 to our 2009 financial statements, both of which are included in our Annual Report on Form 10-K/A for the year ended December 31, 2009. During the nine months ended September 30, 2010, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies.

Recently Issued Accounting Guidance

For a discussion of recently issued accounting guidance, see note 19 in our Notes to Consolidated Financial Statements included in this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2010. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to determine whether any changes occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended September 30, 2010.

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

NCO Group, Inc.

Date:	November 15, 2010	By:	/s/ Michael J. Barrist
Michael J. Barrist
Chairman of the Board, President
and Chief Executive Officer
(principal executive officer)

Date:	November 15, 2010	By:	/s/ John R. Schwab
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