Form 10-Q
period 2011-03-31
NCO Group, Inc.
filed 2011-05-13
CIK 1397772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

☐   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Numbers 333-173514; 333-165975; 333-158745; 333-150885

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

The number of shares outstanding of each of the issuer’s classes of common stock as of May 13, 2011 was: 2,960,847 shares of Class A common stock, $0.01 par value and 399,814 shares of Class L common stock, $0.01 par value.

NCO GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements

NCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	March 31,	December 31,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents (includes cash and cash equivalents of consolidated variable interest entities: 2011, $623; 2010, $357)	$25,397	$33,077
Accounts receivable, trade, net of allowance for doubtful accounts of $4,838 and $5,796, respectively	171,867	171,350
Purchased accounts receivable, current portion, net of allowance for impairment of $157,250 and $158,694, respectively (includes purchased accounts receivable of consolidated variable interest entities: 2011, $6,554; 2010, $8,307)	23,173	29,683
Deferred income taxes	9,112	9,084
Prepaid expenses and other current assets	66,679	51,538
Total current assets	296,228	294,732

Funds held on behalf of clients (note 7)

Property and equipment, net	96,110	99,089

Other assets:
Goodwill	480,876	480,757
Trade name, net of accumulated amortization	83,407	83,508
Customer relationships and other intangible assets, net of accumulated amortization	179,076	195,071
Purchased accounts receivable, net of current portion (includes purchased accounts receivable of consolidated variable interest entities: 2011, $8,502; 2010, $13,973)	26,735	48,924
Deferred income taxes	4,494	4,249
Other assets	32,224	31,383
Total other assets	806,812	843,892
Total assets	$1,199,150	$1,237,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$15,688	$22,124
Income taxes payable	4,423	4,662
Accounts payable	20,548	19,787
Accrued expenses (includes accrued expenses of consolidated variable interest entities: 2011, $600; 2010, $666)	97,989	91,280
Accrued compensation and related expenses	46,081	36,578
Deferred revenue, current portion	30,644	31,299
Deferred income taxes	1,181	1,158
Total current liabilities	216,554	206,888

Funds held on behalf of clients (note 7)

Long-term liabilities:
Long-term debt, net of current portion	852,936	867,229
Deferred income taxes (includes deferred income taxes of consolidated variable interest entities: 2011, $2,134; 2010, $2,135)	47,184	45,763
Deferred revenue, net of current portion	658	696
Other long-term liabilities	37,017	30,211

Commitments and contingencies (note 13)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 7,500 shares authorized, 3,753 and 3,626 shares issued and outstanding, respectively	38	36
Class L common stock, par value $0.01 per share, 800 shares authorized, 400 shares issued and outstanding	4	4
Class A common stock, par value $0.01 per share, 4,500 shares authorized, 2,961 shares issued and outstanding	30	30
Additional paid-in capital	764,646	764,535
Accumulated other comprehensive income	6,989	5,043
Accumulated deficit	(730,433)	(689,242)
Total NCO Group, Inc. stockholders’ equity	41,274	80,406
Noncontrolling interests	3,527	6,520
Total stockholders’ equity	44,801	86,926
Total liabilities and stockholders’ equity	$1,199,150	$1,237,713

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended
	March 31,
	2011	2010

Revenues:
Services	$298,444	$322,926
Portfolio	(8,654)	16,297
Reimbursable costs and fees	84,933	84,346
Total revenues	374,723	423,569

Operating costs and expenses:
Payroll and related expenses	169,137	186,268
Selling, general and administrative expenses	101,901	111,532
Reimbursable costs and fees	84,933	84,346
Depreciation and amortization expense	26,049	27,730
Restructuring charges	12,176	1,434
Total operating costs and expenses	394,196	411,310

(Loss) Income from operations	(19,473)	12,259

Other income (expense):
Interest and investment income	99	88
Interest expense	(21,828)	(23,601)
Other expense, net	(194)	(44)
Total other income (expense)	(21,923)	(23,557)
Loss before income taxes	(41,396)	(11,298)

Income tax expense	1,905	3,040

Net loss	(43,301)	(14,338)

Less: Net (loss) income attributable to noncontrolling interests	(2,110)	934

Net loss attributable to NCO Group, Inc.	$(41,191)	$(15,272)

See accompanying notes.

NCO GROUP, INC

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(43,301)	$(14,338)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,049	27,730
Provision for doubtful accounts	(273)	384
Recoveries of purchased accounts receivable	(1,469)	(1,446)
Write-down of purchased accounts receivable	18,575	—
Noncash interest	2,476	1,673
Noncash net (gains) losses on derivative instruments	(338)	545
Deferred income taxes	458	1,079
Other	1,867	797
Changes in operating assets and liabilities:
Accounts receivable, trade	(75)	(407)
Accounts payable and accrued expenses	17,228	13,902
Income taxes payable	(303)	5,259
Other assets and liabilities	(8,870)	1,946
Net cash provided by operating activities	12,024	37,124

Cash flows from investing activities:
Purchases of accounts receivable	(340)	(5,830)
Collections applied to principal of purchased accounts receivable	11,991	20,829
Purchases of property and equipment	(7,337)	(5,958)
Other	673	20
Net cash provided by investing activities	4,987	9,061

Cash flows from financing activities:
Repayment of notes payable	(459)	(4,413)
Net repayment of borrowings under revolving credit facility	(5,000)	(17,000)
Repayment of borrowings under senior term loan	(15,458)	(25,803)
Payment of fees related to debt	(2,734)	(2,597)
Return of investment in subsidiary to noncontrolling interests	(883)	(1,264)
Net cash used in financing activities	(24,534)	(51,077)

Effect of exchange rate on cash	(157)	(229)

Net decrease in cash and cash equivalents	(7,680)	(5,121)

Cash and cash equivalents at beginning of the period	33,077	39,221

Cash and cash equivalents at end of the period	$25,397	$34,100

See accompanying notes.

NCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.              Nature of Operations:

NCO Group, Inc. is a holding company and conducts substantially all of its business operations through its subsidiaries (collectively, the “Company” or “NCO”). NCO is an international provider of business process outsourcing solutions, primarily focused on accounts receivable management (“ARM”) and customer relationship management (“CRM”). NCO provides services through over 100 offices throughout North America, Asia, Europe and Australia. The Company provides services to more than 14,000 active clients, including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, retail and commercial, utilities, education and government, technology and transportation/logistics services. These clients are primarily located throughout North America, Europe and Australia. Excluding reimbursable costs and fees, the Company’s largest client during the three months ended March 31, 2011, was in the telecommunications sector and represented 6.5 percent of the Company’s consolidated revenue for the three months ended March 31, 2011.

Historically, the Company’s Portfolio Management business has also purchased and collected past due consumer accounts receivable from consumer creditors. Beginning in 2009, the Company significantly reduced its purchases of accounts receivable and made a decision to minimize further investments in the future. This decision resulted from declines in liquidation rates, competition for purchased accounts receivable and the continued uncertainty of collectability, as well as potential regulatory changes affecting the purchased accounts receivable business.

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

Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The December 31, 2010 balance sheet was derived from the consolidated audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as otherwise disclosed herein) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company’s business, operating results for the three-month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other interim period.

2.              Accounting Policies (continued):

Interim Financial Information (continued):

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”).

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Reimbursable Costs and Fees:

During the fourth quarter of 2010, the Company identified $58.3 million of reimbursable costs and fees received from clients associated with certain contractual arrangements acquired in connection with the acquisition of TSYS Total Debt Management that were incorrectly recorded on a net basis, as an offset to selling, general and administrative expenses. Revenue should have included these reimbursable costs and fees, with an equal and offsetting amount charged to operating expenses, due to the fact that the Company acted as principal and assumed overall risk in the transactions under these contractual arrangements. The adjustment was made in the fourth quarter of 2010 and reflected in the statement of operations for the year ended December 31, 2010. The adjustment was not material to the previously issued financial statements. Revenue and operating expenses for the three months ended March 31, 2010 have been revised to reflect the reimbursable costs and fees in both revenue and operating expenses in the statement of operations. The following summarizes the impact of this revision on the statement of operations for the three months ended March 31, 2010 (in thousands):

	As Previously Reported	Adjustments	As Adjusted
Total revenue	$413,068	$10,501	$423,569
Total operating costs and expenses	$400,809	$10,501	$411,310
Income from operations	$12,259	$—	$12,259
Loss before income taxes	$(11,298)	$—	$(11,298)
Net loss attributable to NCO Group, Inc.	$(15,272)	$—	$(15,272)

3.              Restructuring Charges:

The Company has several restructuring plans under which it has recorded restructuring charges, primarily in conjunction with streamlining the cost structure of the Company’s operations. These charges primarily related to the elimination of certain redundant facilities and severance costs. The severance accrual recorded for the three months ended March 31, 2011, included approximately $3.4 million related to termination benefits provided to the Company’s former President and Chief Executive Officer, who remains as the Company’s Chairman of the Board of Directors. The Company currently expects to pay the remaining severance balance through 2013 and the remaining lease balance through 2016.

The following presents the activity in the accruals recorded for restructuring charges (amounts in thousands):

	Leases	Severance	Total
Balance at December 31, 2010	$12,428	$1,555	$13,983
Accruals	8,308	3,868	12,176
Cash payments	(2,498)	(1,437)	(3,935)
Balance at March 31, 2011	$18,238	$3,986	$22,224

4.              Deferred Revenue:

Deferred revenue primarily relates to prepaid fees for ARM collection and letter services for which revenue is recognized when the services are provided or the time period for which the Company is obligated to provide the services has expired. The following summarizes the change in the balance of deferred revenue (amounts in thousands):

Balance at December 31, 2010	$31,995
Additions	8,930
Revenue recognized	(9,631)
Foreign currency translation adjustment	8
Balance at March 31, 2011	$31,302

5.              Fair Value:

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

	At Fair Value as of
	March 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Forward exchange contracts	$—	$160	$—	$160	$—	$—	$—	$—

Total assets	$—	$160	$—	$160	$—	$—	$—	$—

Liabilities:
Interest rate swaps	$—	$—	$—	$—	$—	$1,489	$—	$1,489
Forward exchange contracts	—	110	—	110	—	—	—	—
Embedded derivatives	—	—	2,383	2,383	—	—	2,486	2,486

Total liabilities	$—	$110	$2,383	$2,493	$—	$1,489	$2,486	$3,975

During the three months ended March 31, 2011, there were no transfers in or out of the Company’s Level 1, Level 2 or Level 3 fair value measurements.

The Company’s interest rate swaps matured during the first quarter of 2011.

5.              Fair Value (continued):

Recurring Measurement (continued):

To value the foreign currency forward exchange contracts, the Company obtains quotes from its counterparties. The Company considers such quotes to be Level 2 measurements. To gain assurance that such quotes reflect market participant views, the Company independently validates the relevant exchange rates of its forward exchange contracts.

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

The following summarizes the change in the fair value of the embedded derivatives (amounts in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Balance at beginning of period	$2,486	$3,306
Accrued interest additions	125	225
Payments	(389)	(438)
Change in fair value	161	(500)
Balance at end of period	$2,383	$2,593

Non-Recurring Measurement:

The Company has goodwill and other intangible assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when their carrying values exceed their fair values. Inputs used to value these assets are considered Level 3 measurements because they are unobservable.

During the three months ended March 31, 2011 and 2010, there were no adjustments to fair value as there were no indicators that would have required interim testing. The Company performs its annual testing of indefinite-lived intangible assets during the fourth quarter of each year.

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

5.              Fair Value (continued):

Fair Value of Financial Instruments (continued):

Purchased Accounts Receivable:

The Company records purchased accounts receivable at cost, which is discounted from the contractual receivable balance. The carrying value of purchased accounts receivable is estimated based upon the Company’s estimates of future cash flows and the internal rate of return (“IRR”) derived at acquisition. In April 2011, Portfolio Management sold a portion of its portfolio of purchased accounts receivable. In connection with the sale, the Company recorded a write-down of the value of the purchased accounts receivable of $18.6 million for the three months ended March 31, 2011. The Company may decide to sell additional portions of its portfolio of purchased accounts receivable in the future, which management believes would result in further write-downs, due to the difference in assumptions in determining fair value at the time of sale.

Long-Term Debt:

The following presents the carrying values and the estimated fair values of the Company’s long-term debt at March 31, 2011 (amounts in thousands):

	Carrying Value	Fair Value
Senior term loan	$491,763	$499,065
Senior revolving credit facility	5,000	5,007
Senior subordinated notes	200,000	180,500
Senior notes	165,000	151,800

The fair values of the Company’s senior term loan and senior revolving credit facility were based on market interest rates for debt with similar terms and maturities. The fair values of the Company’s senior notes and senior subordinated notes were based on their approximate trading prices at March 31, 2011.

6.              Purchased Accounts Receivable:

As of March 31, 2011, the carrying value of Portfolio Management’s and ARM’s purchased accounts receivable were $47.0 million and $2.9 million, respectively. The total outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $55.8 billion at March 31, 2011 and December 31, 2010.

In April 2011, Portfolio Management sold a portion of its portfolio of purchased accounts receivable. In connection with the sale, the Company recorded a write-down of the value of the purchased accounts receivable of $18.6 million for the three months ended March 31, 2011. The Company may decide to sell additional portions of its portfolio of purchased accounts receivable in the future, which could result in further write-downs.

The following summarizes the change in the carrying amount of the purchased accounts receivable (amounts in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Balance at beginning of period	$78,607	$138,429
Purchases	340	5,830
Collections	(20,305)	(35,371)
Revenue recognized	8,314	14,542
Write-down	(18,575)	—
Recovery of impairment allowance	1,469	1,446
Other	58	(3)
Balance at end of period	$49,908	$124,873

6.              Purchased Accounts Receivable (continued):

The following presents the change in the allowance for impairment of purchased accounts receivable (amounts in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Balance at beginning of period	$158,694	$144,397
Additions	171	1,175
Recoveries	(1,640)	(2,621)
Other	25	—
Balance at end of period	$157,250	$142,951

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following presents the change in accretable yield (amounts in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Balance at beginning of period	$55,753	$112,108
Additions	330	4,243
Write-down	(15,101)	—
Revenue recognition	(8,314)	(14,542)
Reclassifications from nonaccretable difference	1,116	1,703
Foreign currency translation adjustment	(70)	22
Balance at end of period	$33,714	$103,534

During the three months ended March 31, 2011 and 2010, the Company purchased accounts receivable with a cost of $340,000 and $5.8 million, respectively, that had contractually required payments receivable at the date of acquisition of $4.6 million and $387.8 million, respectively, and expected cash flows at the date of acquisition of $670,000 and $10.1 million, respectively.

7.              Funds Held on Behalf of Clients:

In the course of the Company’s regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $83.6 million and $70.5 million at March 31, 2011 and December 31, 2010, respectively, have been shown net of their offsetting liability for financial statement presentation.

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

8.              Goodwill and Other Intangible Assets (continued):

The following summarizes the change in the Company’s ARM reporting unit’s goodwill; there was no goodwill in the Company’s CRM and Portfolio Management reporting units at March 31, 2011 or December 31, 2010 (amounts in thousands):

Balance at January 1, 2011:
Goodwill	$553,962
Accumulated impairment	(73,205)
480,757

Foreign currency translation and other	119
Balance at March 31, 2011:
Goodwill	554,081
Accumulated impairment	(73,205)
$480,876

Trade name includes the NCO trade name, which is an indefinite-lived intangible asset and therefore is not subject to amortization. Similar to goodwill, the NCO trade name is reviewed at least annually for impairment. At March 31, 2011, the balance of the NCO trade name was $82.6 million.

Trade name also includes certain trade names which are not considered to have indefinite lives and are therefore subject to amortization. At March 31, 2011, the gross carrying amount of these trade names was $2.0 million, and the accumulated amortization was $1.2 million.

Other intangible assets subject to amortization consist of customer relationships and non-compete agreements. The following represents the other intangible assets subject to amortization (amounts in thousands):

	March 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$438,421	$260,229	$438,332	$244,288
Non-compete agreements	3,372	2,488	3,372	2,345

Total	$441,793	$262,717	$441,704	$246,633

The Company recorded amortization expense for intangible assets of $16.2 million and $16.1 million during the three months ended March 31, 2011and 2010, respectively.

The following represents the Company’s expected amortization expense from these other intangible assets over the next five years (amounts in thousands):

For the Years Ended December 31,	Estimated Amortization Expense

2011	$64,148
2012	59,856
2013	53,599
2014	15,762
2015	2,605

9.              Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2011	December 31, 2010
Senior term loan	$491,763	$507,220
Senior revolving credit facility	5,000	10,000
Senior subordinated notes	200,000	200,000
Senior notes	165,000	165,000
Capital leases and other	6,861	7,133
Less current portion	(15,688)	(22,124)
	$852,936	$867,229

Senior Credit Facility:

The Company has a senior credit facility (“Credit Facility”) with a syndicate of financial institutions that consists of a term loan and a $75.0 million revolving credit facility. The Company is required to make quarterly principal repayments of approximately $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. The Company is also required to make quarterly prepayments of 75 percent of the excess cash flow from the Company’s purchased accounts receivable, and annual prepayments of 75 percent or 50 percent of its excess annual cash flow, based on its leverage ratio, less the amounts paid during the year from the purchased accounts receivable excess cash flow prepayments. The revolving credit facility requires no minimum principal payments until its maturity in December 2012. The availability of the revolving credit facility is reduced by any unused letters of credit ($6.7 million at March 31, 2011). As of March 31, 2011, the Company had $63.3 million of remaining availability under the revolving credit facility.

On March 25, 2011, the Company amended the Credit Facility to, among other things, adjust certain financial covenants, including increasing maximum leverage ratios and decreasing minimum interest coverage ratios, extending the maturity of the revolving credit facility from November 15, 2011 to December 31, 2012 and reduce the maximum borrowing capacity to $75.0 million through November 15, 2011 and $67.5 million thereafter, and permit the Company to sell all or a portion of its portfolios of purchased accounts receivable.

All borrowings bear interest at an annual variable rate, based on either the prime rate (3.25 percent at March 31, 2011), the federal funds rate (0.10 percent at March 31, 2011) or LIBOR (0.26 percent 30-day LIBOR at March 31, 2011) plus an applicable margin, which is based on the type of rate and the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined in the loan agreement, subject to certain interest rate minimum requirements. The Company is charged a quarterly commitment fee on the unused portion of the revolving credit facility at an annual rate ranging from 0.50 percent to 0.75 percent. The effective interest rate on the Credit Facility was approximately 8.60 percent and 9.23 percent for the three months ended March 31, 2011 and 2010, respectively.

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

At March 31, 2011, the Company’s leverage ratio was 6.03, compared to the covenant maximum of 6.75, and the interest coverage ratio was 1.76, compared to the covenant minimum of 1.60. The Company was in compliance with all required financial covenants and was not aware of any events of default as of March 31, 2011.

9.              Long-Term Debt (continued):

Senior Credit Facility (continued):

Management believes that it will be able to maintain compliance with these covenants over the next twelve months. The Company’s ability to maintain compliance with the financial covenants will be highly dependent on the Company’s results of operations and, to the extent necessary, the Company’s ability to implement remedial measures such as further reductions in operating costs. If the Company were to enter into an agreement with its lenders for future covenant compliance relief or waivers, such covenant relief or waiver could result in additional fees and higher interest expense.

If an event of default, such as failure to comply with covenants, and the failure to negotiate and obtain any required relief from the lenders, were to occur under the Credit Facility, the Company would not be able to borrow under the revolving credit facility and the lenders would be entitled to declare all amounts outstanding under the Credit Facility immediately due and payable and foreclose on the pledged assets. Under these circumstances, the acceleration of the payment of the Company’s debt would have a material adverse effect on its business.

Senior Notes and Senior Subordinated Notes:

The Company has $165.0 million of floating rate senior notes due November 2013 (“Senior Notes”) and $200.0 million of 11.875 percent senior subordinated notes due November 2014 (“Senior Subordinated Notes”) (collectively, “the Notes”). The Notes are guaranteed, jointly and severally, on a senior basis with respect to the Senior Notes and on a senior subordinated basis with respect to the Senior Subordinated Notes, in each case by all of the Company’s existing and future domestic restricted subsidiaries (other than certain subsidiaries and joint ventures engaged in financing the purchase of delinquent accounts receivable portfolios and certain immaterial subsidiaries).

The Senior Notes are senior unsecured obligations and are senior in right of payment to all existing and future senior subordinated indebtedness, including the Senior Subordinated Notes, and all future subordinated indebtedness. The Senior Notes bear interest at an annual rate equal to LIBOR plus 4.875 percent, reset quarterly. The effective interest rate of the Senior Notes was approximately 5.17 percent and 5.14 percent for the three months ended March 31, 2011 and 2010, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time at varying redemption prices depending on the redemption date, plus accrued and unpaid interest.

The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Notes and borrowings under the Credit Facility. The Company may redeem the Senior Subordinated Notes, in whole or in part, at any time at varying redemption prices depending on the redemption date, plus accrued and unpaid interest.

The indentures governing the Notes contain a number of covenants that limit the Company’s and its restricted subsidiaries’ ability, among other things, to: incur additional indebtedness and issue certain preferred stock, pay certain dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, place limitations on distributions from restricted subsidiaries, issue or sell capital stock of restricted subsidiaries, guarantee indebtedness, sell or exchange assets, enter into transactions with affiliates, create certain liens, engage in unrelated businesses, and consolidate, merge or transfer all or substantially all of the Company’s assets and the assets of its subsidiaries on a consolidated basis. As of March 31, 2011, the Company was in compliance with all required covenants. In addition, upon a change of control, the Company is required to offer to repurchase all of the Notes then outstanding, at a purchase price equal to 101 percent of their principal amount, plus any accrued interest to the date of repurchase.

10.       Income Taxes:

The Company recorded income tax expense of $1.9 million and $3.0 million for the three months ended March 31, 2011 and 2010, respectively. The Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) primarily as a result of the recognition of a valuation allowance on certain domestic net deferred tax assets and income tax expense attributable to state and foreign jurisdictions.

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The income tax expense for the three months ended March 31, 2011 was calculated based on the results of operations for the period and does not reflect an estimated annual effective rate.

As a result of cumulative losses incurred by the Company since 2007, a valuation allowance was established due to the uncertainty that federal and certain state deferred tax assets would be realized in future years. The Company increased its valuation allowance by $15.5 million to $126.2 million as March 31, 2011 from $110.7 million as of December 31, 2010, primarily as a result of federal and certain state deferred tax assets exceeding deferred tax liabilities (after consideration for any net deferred tax liabilities associated with non-amortizable assets such as goodwill and certain trade names).

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

11.       Stockholders’ Equity:

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

Series A is entitled to a quarterly “paid-in-kind” dividend at an annual rate of 14 percent and Series B-1 is entitled to a quarterly “paid-in-kind” dividend at an annual rate of 19 percent. The following presents the Series A and Series B-1 shares issued for the “paid-in-kind” dividends (shares in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Series A	115	101
Series B-1	12	10

11.       Stockholders’ Equity (continued):

Noncontrolling Interests:

The following table summarizes the activity in stockholders’ equity attributable to NCO Group, Inc. and noncontrolling interests (amounts in thousands):

	NCO Group, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Balance at January 1, 2011	$80,406	$6,520	$86,926
Stock-based compensation	113	—	113
Distributions to noncontrolling interests, net	—	(883)	(883)
Net loss	(41,191)	(2,110)	(43,301)
Accumulated other comprehensive income	1,946	—	1,946
Balance at March 31, 2011	$41,274	$3,527	$44,801

Comprehensive Income (Loss):

Comprehensive income (loss) was as follows (amounts in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Net loss attributable to NCO Group, Inc.	$(41,191)	$(15,272)
Foreign currency translation adjustments	1,558	687
Net losses on cash flow hedges reclassified into earnings, net of tax	388	893
Comprehensive loss - NCO Group, Inc.	(39,245)	(13,692)
Net (loss) income attributable to noncontrolling interests	(2,110)	934
Total comprehensive loss	$(41,355)	$(12,758)

12.       Derivative Financial Instruments:

The Company enters into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These contracts may be designated as cash flow hedges. The Company had forward exchange contracts for the purchase of 907.1 million Philippine pesos and 6.8 million Canadian dollars outstanding at March 31, 2011, which mature throughout the remainder of 2011.

The Company had interest rate swap agreements to minimize the impact of LIBOR fluctuations on interest payments on the Company’s floating rate debt, which matured during the first quarter of 2011. The interest rate swaps covered an aggregate notional amount of $293.7 million. The Company was required to pay the counterparties quarterly interest payments at a weighted average fixed rate ranging from 3.41 to 3.44 percent, and received from the counterparties variable quarterly interest payments based on LIBOR. The net interest paid or received was included in interest expense. On March 25, 2009, the Company amended its senior credit facility, which amendment included a minimum LIBOR of 2.50 percent. This amendment caused the existing interest rate swaps to become ineffective and, as of March 25, 2009, these interest rate swaps were not accounted for as cash flow hedges. Accordingly, the fair market value of the interest rate swaps at March 25, 2009 is being amortized to interest expense, using the effective interest rate method, over the remaining lives of the interest rate swap agreements, and future changes in the fair market value of these interest rate swaps after March 25, 2009 are recorded in interest expense.

The Company has embedded derivatives relating to the contingent payment provision in its nonrecourse credit facility relating to purchased accounts receivable, and relating to the sellers’ participation in collections that are in excess of minimum targets for certain portfolios of purchased accounts receivable.

12.       Derivative Financial Instruments (continued):

The following summarizes the fair value of the Company’s derivatives, none of which were designated as hedges (amounts in thousands):

	Balance Sheet	Fair Value
	Location	March 31, 2011	December 31, 2010
Asset derivatives
Forward exchange contracts	Other current assets	$160
Total asset derivatives		$160

Liability derivatives
Interest rate swaps	Accrued expenses	$—	$1,489
Forward exchange contracts	Accrued expenses	110	—
Embedded derivatives	Long-term debt and accrued expenses	2,383	2,486
Total liability derivatives		$2,493	$3,975

The following summarizes the effect of derivatives on the Company, none of which were designated as hedges (amounts in thousands):

		For the Three Months Ended March 31,
		2011	2010
		Amount of Gain	Amount of Gain
	Location of Gain (Loss)	(Loss) Recognized	(Loss) Recognized
	Recognized in Earnings	in Earnings	in Earnings

Forward exchange contracts	Other income (expense)	$—	$198
Interest rate swaps (after March 25, 2009)	Interest expense	(6)	(1,396)
Amortization of interest rate swaps	Interest expense	(610)	(1,402)
Embedded derivatives	Interest expense	(161)	500
Total		$(777)	$(2,100)

13.       Commitments and Contingencies:

Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications companies and other vendors that require minimum purchase commitments. These agreements expire between 2011 and 2012. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

2011	$9,725
2012	7,392

$17,117

The Company incurred $3.1 million and $3.2 million of expense from vendors associated with these purchase commitments for the three months ended March 31, 2011 and 2010, respectively.

13.       Commitments and Contingencies (continued):

Litigation and Investigations:

The Company is party, from time to time, to various legal proceedings, regulatory investigations, client audits and tax examinations incidental to its business. The Company continually monitors these legal proceedings, regulatory investigations, client audits and tax examinations to determine the impact and any required accruals. See “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

14.       Segment Reporting:

As of March 31, 2011, the Company’s business consisted of three operating segments: ARM, CRM and Portfolio Management. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies.”

ARM provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM serves clients of all sizes in local, regional and national markets in North America, Europe and Australia through offices in North America, Asia, Europe and Australia. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. ARM also provides accounts receivable management services to Portfolio Management. ARM recorded revenue of $8.3 million and $13.7 million for intercompany services to Portfolio Management for the three months ended March 31, 2011 and 2010, respectively.

CRM provides customer relationship management services to clients in North America through offices in North America and Asia.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies and other consumer oriented companies.

The following presents total assets, net of any intercompany balances, for each segment (amounts in thousands):

	March 31, 2011	December 31, 2010
ARM	$1,002,236	$1,004,573
CRM	143,474	151,626
Portfolio Management	53,440	81,514
Total assets	$1,199,150	$1,237,713

14.       Segment Reporting (continued):

The following tables present the revenue, payroll and related expenses, selling, general, and administrative expenses, reimbursable costs and fees, restructuring charges, income (loss) from operations before depreciation and amortization and capital expenditures for each segment (amounts in thousands):

	For the Three Months Ended March 31, 2011
	ARM	CRM	Portfolio Management	Eliminations	Total

Revenues	$324,128	$68,381	$(9,483)	$(8,303)	$374,723

Payroll and related expenses	117,947	50,605	585	—	169,137
Selling, general and admin. expenses	87,288	14,184	8,602	(8,173)	101,901
Reimbursable costs and fees	85,063	—	—	(130)	84,933
Restructuring charges	9,816	2,355	5	—	12,176

Income (loss) from operations before depreciation and amortization	$24,014	$1,237	$(18,675)	$—	$6,576
Capital expenditures	$6,487	$850	$—	$—	$7,337

	For the Three Months Ended March 31, 2010
	ARM	CRM	Portfolio Management	Eliminations	Total

Revenues	$345,481	$76,534	$15,274	$(13,720)	$423,569

Payroll and related expenses	128,670	56,406	1,192	—	186,268
Selling, general and admin. expenses	96,583	14,152	14,192	(13,395)	111,532
Reimbursable costs and fees	84,671	—	—	(325)	84,346
Restructuring charges	279	12	1,143	—	1,434

Income (loss) from operations before depreciation and amortization	$35,278	$5,964	$(1,253)	$—	$39,989
Capital expenditures	$4,001	$1,957	$—	$—	$5,958

15.       Related Party Transactions:

The Company pays OEP a management fee of $3.0 million per year, plus reimbursement of expenses, for management, advice and related services. During the three months ended March 31, 2011 and 2010, the Company incurred $750,000 relating to such management fees, which were included in selling, general and administrative expenses.

OEP is managed by OEP Holding Corporation, a wholly owned indirect subsidiary of JPM, and JPM is a client of the Company. The Company received fees for providing services to JPM of $2.2 million and $2.8 million for the three months ended March 31, 2011 and 2010, respectively. Additionally, an affiliate of Citigroup is an investor in the Company, and Citigroup is a client of the Company. The Company received fees for providing services to Citigroup of $8.3 million and $13.0 million for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011 and December 31, 2010, the Company had accounts receivable of $1.4 million and $1.5 million, respectively, due from Citigroup.

The Company has certain corporate banking relationships with affiliates of JPM and is charged market rates for these services.

16.  Recently Issued and Proposed Accounting Guidance:

In July 2010, the FASB issued amended guidance for disclosures about financing receivables and allowances for credit losses. The guidance requires further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new disclosure requirements were effective for the Company for the annual reporting period ending December 31, 2010. Certain disclosures related to allowance and modification activities were effective for the Company for reporting periods beginning January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

In December 2010, the FASB issued amended guidance for business combinations, specifically related to disclosures of supplementary pro forma information. The amended guidance specifies that if comparative financial statements are presented, then revenue and earnings of the combined entity should be disclosed as though the business combination, which occurred during the current year, had occurred as of the beginning of the comparable prior annual reporting period only. The amended guidance also expands the supplemental pro forma information disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The amended guidance is effective for the Company for acquisitions occurring on or after January 1, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial condition or results of operations.

In December 2010, the FASB issued amended guidance for goodwill and other intangible assets, specifically related to when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under the amended guidance, if a reporting unit’s carrying amount is zero or negative then step 2 of the goodwill impairment test is required to be performed if it is more likely than not that a goodwill impairment exists. The Company adopted this amended guidance January 1, 2011, and it did not have a material impact on its financial condition or results of operations.

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

17.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

March 31, 2011

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$11,834	$13,563	$—	$25,397
Accounts receivable, trade, net of allowance for doubtful accounts	—	151,826	20,041	—	171,867
Purchased accounts receivable, current portion	—	11,432	11,741	—	23,173
Deferred income taxes	(10,468)	17,094	2,486	—	9,112
Prepaid expenses and other current assets	1,415	49,344	15,920	—	66,679
Total current assets	(9,053)	241,530	63,751	—	296,228

Property and equipment, net	—	70,752	25,358	—	96,110

Other assets:
Goodwill	—	446,482	34,394	—	480,876
Trade name, net of accumulated amortization	—	81,882	1,525	—	83,407
Customer relationships and other intangible assets, net of accumulated amortization	—	170,653	8,423	—	179,076
Purchased accounts receivable, net of current portion	—	14,474	12,261	—	26,735
Investment in subsidiaries	742,606	(21,814)	—	(720,792)	—
Deferred income taxes	330	1,167	2,997	—	4,494
Other assets	11,350	19,316	1,558	—	32,224
Total other assets	754,286	712,160	61,158	(720,792)	806,812
Total assets	$745,233	$1,024,442	$150,267	$(720,792)	$1,199,150

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$13,586	$245	$1,857	$—	$15,688
Intercompany payable (receivable)	231,070	(319,520)	88,450	—	—
Income taxes payable	—	—	4,423	—	4,423
Accounts payable	750	16,946	2,852	—	20,548
Accrued expenses	10,831	70,945	16,213	—	97,989
Accrued compensation and related expenses	—	30,681	15,400	—	46,081
Deferred revenue, current portion	—	30,011	633	—	30,644
Deferred income taxes	—	5	1,176		1,181
Total current liabilities	256,237	(170,687)	131,004	—	216,554

Long-term liabilities:
Long-term debt, net of current portion	468,771	378,509	5,656	—	852,936
Deferred income taxes	(30,986)	78,278	(108)	—	47,184
Deferred revenue, net of current portion	—	658	—	—	658
Other long-term liabilities	9,937	13,939	13,141	—	37,017

Stockholders’ equity:
Total NCO Group, Inc. stockholders’ equity	41,274	723,745	(2,953)	(720,792)	41,274
Noncontrolling interests	—	—	3,527	—	3,527
Total stockholders’ equity	41,274	723,745	574	(720,792)	44,801
Total liabilities and stockholders’ equity	$745,233	$1,024,442	$150,267	$(720,792)	$1,199,150

17.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

December 31, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$19,409	$13,668	$—	$33,077
Accounts receivable, trade, net of allowance for doubtful accounts	—	153,526	17,824	—	171,350
Purchased accounts receivable, current portion	—	16,576	13,107	—	29,683
Deferred income taxes	(10,468)	17,094	2,458	—	9,084
Prepaid expenses and other current assets	1,587	21,800	28,151	—	51,538
Total current assets	(8,881)	228,405	75,208	—	294,732

Property and equipment, net	—	71,472	27,617	—	99,089

Other assets:
Goodwill	—	438,837	41,920	—	480,757
Trade name, net of accumulated amortization	—	80,661	2,847	—	83,508
Customer relationships and other intangible assets, net of accumulated amortization	—	182,734	12,337	—	195,071
Purchased accounts receivable, net of current portion	—	29,726	19,198	—	48,924
Investment in subsidiaries	754,036	(16,347)	—	(737,689)	—
Deferred income taxes	330	1,167	2,752	—	4,249
Other assets	11,037	18,713	1,633	—	31,383
Total other assets	765,403	735,491	80,687	(737,689)	843,892
Total assets	$756,522	$1,035,368	$183,512	$(737,689)	$1,237,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$20,014	$245	$1,865	$—	$22,124
Intercompany payable (receivable)	189,799	(289,904)	100,105	—	—
Income taxes payable	—	—	4,662	—	4,662
Accounts payable	750	16,305	2,732	—	19,787
Accrued expenses	6,749	54,046	30,485	—	91,280
Accrued compensation and related expenses	—	23,517	13,061	—	36,578
Deferred revenue, current portion	—	30,698	601	—	31,299
Deferred income taxes	—	5	1,153		1,158
Total current liabilities	217,312	(165,088)	154,664	—	206,888

Long-term liabilities:
Long-term debt, net of current portion	487,801	374,263	5,165	—	867,229
Deferred income taxes	(38,495)	79,609	4,649	—	45,763
Deferred revenue, net of current portion	—	696	—	—	696
Other long-term liabilities	9,498	10,286	10,427	—	30,211

Stockholders’ equity:
Total NCO Group, Inc. stockholders’ equity	80,406	735,602	2,087	(737,689)	80,406
Noncontrolling interests	—	—	6,520	—	6,520
Total stockholders’ equity	80,406	735,602	8,607	(737,689)	86,926
Total liabilities and stockholders’ equity	$756,522	$1,035,368	$183,512	$(737,689)	$1,237,713

17.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended March 31, 2011

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$292,545	$65,522	$(59,623)	$298,444
Portfolio	—	(10,438)	1,784	—	(8,654)
Reimbursable costs and fees	—	84,887	46	—	84,933
Total revenues	—	366,994	67,352	(59,623)	374,723

Operating costs and expenses:
Payroll and related expenses	2	173,943	43,509	(48,317)	169,137
Selling, general and administrative expenses	1,006	87,066	25,135	(11,306)	101,901
Reimbursable costs and fees	—	84,887	46	—	84,933
Depreciation and amortization expense	—	21,043	5,006	—	26,049
Restructuring charges	—	10,573	1,603	—	12,176
Total operating costs and expenses	1,008	377,512	75,299	(59,623)	394,196
(Loss) income from operations	(1,008)	(10,518)	(7,947)	—	(19,473)

Other income (expense):
Interest and investment income	6	148	(55)	—	99
Interest expense	(12,846)	(8,301)	(681)	—	(21,828)
Interest (expense) income to affiliate	(6,905)	8,491	(1,586)	—	—
Subsidiary (loss) income	(12,788)	(4,105)	—	16,893	—
Other expense, net	—	(194)	—	—	(194)
	(32,533)	(3,961)	(2,322)	16,893	(21,923)
(Loss) income before income taxes	(33,541)	(14,479)	(10,269)	16,893	(41,396)

Income tax expense (benefit)	7,650	(1,265)	(4,480)	—	1,905

Net (loss) income	(41,191)	(13,214)	(5,789)	16,893	(43,301)

Less: Net loss attributable to noncontrolling interests	—	—	(2,110)	—	(2,110)

Net (loss) income attributable to NCO Group, Inc.	$(41,191)	$(13,214)	$(3,679)	$16,893	$(41,191)

17.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended March 31, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$309,344	$77,565	$(63,983)	$322,926
Portfolio	—	8,051	8,246	—	16,297
Reimbursable costs and fees	—	84,286	60	—	84,346
Total revenues	—	401,681	85,871	(63,983)	423,569

Operating costs and expenses:
Payroll and related expenses	4	190,165	43,374	(47,275)	186,268
Selling, general and administrative expenses	1,084	96,023	31,133	(16,708)	111,532
Reimbursable costs and fees	—	84,286	60	—	84,346
Depreciation and amortization expense	—	21,932	5,798	—	27,730
Restructuring charges	—	177	1,257	—	1,434
Total operating costs and expenses	1,088	392,583	81,622	(63,983)	411,310
(Loss) income from operations	(1,088)	9,098	4,249	—	12,259

Other income (expense):
Interest and investment income	—	(864)	952	—	88
Interest expense	(15,282)	(7,803)	(516)	—	(23,601)
Interest (expense) income to affiliate	(2,983)	4,776	(1,793)	—	—
Subsidiary income (loss)	3,235	834	—	(4,069)	—
Other income (expense), net	128	(172)	—	—	(44)
	(14,902)	(3,229)	(1,357)	(4,069)	(23,557)
(Loss) income before income taxes	(15,990)	5,869	2,892	(4,069)	(11,298)

Income tax (benefit) expense	(718)	1,963	1,795	—	3,040

Net (loss) income	(15,272)	3,906	1,097	(4,069)	(14,338)

Less: Net income attributable to noncontrolling interests	—	—	934	—	934

Net (loss) income attributable to NCO Group, Inc.	$(15,272)	$3,906	$163	$(4,069)	$(15,272)

17.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

(Unaudited

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(8,036)	$10,256	$9,804	$12,024

Cash flows from investing activities:
Purchases of accounts receivable	—	—	(340)	(340)
Collections applied to principal of purchased accounts receivable	—	6,869	5,122	11,991
Purchases of property and equipment	—	(6,827)	(510)	(7,337)
Other	—	673	—	673
Net cash (used in) provided by investing activities	—	715	4,272	4,987

Cash flows from financing activities:
Repayment of notes payable	—	(74)	(385)	(459)
Net repayments of borrowings under revolving credit facility	(5,000)	—	—	(5,000)
Repayment of borrowings under senior term loan	(15,458)	—	—	(15,458)
Borrowings under (repayments of) intercompany notes payable	31,228	(18,472)	(12,756)	—
Payment of fees related to debt	(2,734)	—	—	(2,734)
Return of investment in subsidiary to noncontrolling interests	—	—	(883)	(883)
Net cash provided by (used in) financing activities	8,036	(18,546)	(14,024)	(24,534)

Effect of exchange rate on cash	—	—	(157)	(157)

Net increase in cash and cash equivalents	—	(7,575)	(105)	(7,680)

Cash and cash equivalents at beginning of the period	—	19,409	13,668	33,077

Cash and cash equivalents at end of the period	$—	$11,834	$13,563	$25,397

17.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2010

(Unaudited

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(12,095)	$38,308	$10,911	$37,124

Cash flows from investing activities:
Purchases of accounts receivable	—	(5,523)	(307)	(5,830)
Collections applied to principal of purchased accounts receivable	—	10,180	10,649	20,829
Purchases of property and equipment	—	(5,032)	(926)	(5,958)
Other	—	20	—	20
Net cash (used in) provided by investing activities	—	(355)	9,416	9,061

Cash flows from financing activities:
Repayment of notes payable	—	(79)	(4,334)	(4,413)
Net repayments of revolving credit facility	(17,000)	—	—	(17,000)
Repayment of borrowings under senior term loan	(25,803)	—	—	(25,803)
Borrowings under (repayments of) intercompany notes payable	57,495	(42,391)	(15,104)	—
Payment of fees related to debt	(2,597)	—	—	(2,597)
Return of investment in subsidiary to noncontrolling interests	—	—	(1,264)	(1,264)
Net cash provided by (used in) financing activities	12,095	(42,470)	(20,702)	(51,077)

Effect of exchange rate on cash	—	—	(229)	(229)

Net decrease in cash and cash equivalents	—	(4,517)	(604)	(5,121)

Cash and cash equivalents at beginning of the period	—	18,984	20,237	39,221

Cash and cash equivalents at end of the period	$—	$14,467	$19,633	$34,100

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

The Company can give no assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. The Company disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise. For additional information concerning the risks that affect us, see our Annual Report on Form 10-K for the year ended December 31, 2010 and “Part II. Other Information - Item 1A. Risk Factors” of this Report on Form 10-Q.

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

Historically, we have participated in the purchased accounts receivable business on an opportunistic basis. Beginning in 2009, we significantly reduced our purchases of accounts receivable. This decision resulted from declines in liquidation rates, competition for purchased accounts receivable and the continued uncertainty of collectibility, as well as potential regulatory changes affecting the purchased accounts receivable business.

We operate our business in three segments: ARM, CRM and Portfolio Management.

In April 2011, Portfolio Management sold a portion of its portfolio of purchased accounts receivable. In connection with the sale, we recorded a write-down of the value of the purchased accounts receivable of $18.6 million for the three months ended March 31, 2011. We may decide to sell additional portions of our portfolio of purchased accounts receivable in the future, which could result in further write-downs.

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

During the fourth quarter of 2010, we identified $58.3 million of reimbursable costs and fees received from clients associated with certain contractual arrangements acquired in connection with the acquisition of TSYS Total Debt Management that were incorrectly recorded on a net basis, as an offset to selling, general and administrative expenses. Revenue should have included these reimbursable costs and fees, with an equal and offsetting amount charged to operating expenses, due to the fact that we acted as principal and assumed overall risk in the transactions under these contractual arrangements. The adjustment was made in the fourth quarter of 2010 and reflected in the statement of operations for the year ended December 31, 2010. The adjustment was not material to the previously issued financial statements. Revenue and operating expenses for the three months ended March 31, 2010 have been revised to reflect the reimbursable costs and fees in both revenue and operating expenses in the statement of operations.

The challenging economic environment in the U.S. has impacted our business over the course of 2009 and 2010, continuing into 2011. Factors such as reduced availability of credit for consumers, a depressed real estate market, high unemployment and other factors have had a negative impact on the ability and willingness of consumers to pay their debts and a negative impact on our clients’ businesses, which has adversely affected our results of operations, collections and revenue.

Further changes to the economic conditions in the U.S., either positive or negative, could have a significant impact on our business, including, but not limited to:

•                  further impairment charges to our goodwill, trade name and purchased accounts receivable;

•                  fluctuations in the volume of placements of accounts and the collectability of those accounts for our ARM contingency fee based services;

•                  volume fluctuations in our ARM fixed fee based services;

•                  volume fluctuations in our CRM services; and,

•                  variability in the collectability of existing portfolios.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue.  Revenue decreased $48.8 million, or 11.5 percent, to $374.7 million for the three months ended March 31, 2011, from $423.6 million for the three months ended March 31, 2010.

Revenue by segment (dollars in thousands):

	For the Three Months Ended March 31,
		% of		% of
	2011	Revenue	2010	Revenue	$ Change	% Change
ARM	$324,128	86.5%	$345,481	81.5%	$(21,353)	(6.2)%
CRM	68,381	18.2%	76,534	18.1%	(8,153)	(10.7)%
Portfolio Management	(9,483)	(2.5)%	15,274	3.6%	(24,757)	(162.1)%
Eliminations	(8,303)	(2.2)%	(13,720)	(3.2)%	5,417	(39.5)%
Total	$374,723	100.0%	$423,569	100.0%	$(48,846)	(11.5)%

ARM’s revenue for the three months ended March 31, 2011 and 2010, included $8.3 million and $13.7 million, respectively, of intercompany revenue from Portfolio Management which was eliminated upon consolidation.

The decrease in ARM’s revenue was primarily attributable to the weaker third-party collection environment and lower volumes in the first-party collections business during 2011 and a $5.4 million decrease in fees from collection services performed for Portfolio Management. ARM’s revenue for the three months ended March 31, 2011 and 2010 included $85.1 million and $84.7 million, respectively, of reimbursable costs and fees (discussed in more detail below).

The decrease in CRM’s revenue was primarily due to lower volumes from certain existing clients, attributable to the impact of the economy on the clients’ business, partially offset by increased client volume related to the implementation of new contracts during 2010 and into 2011.

Portfolio Management’s revenue for the three months ended March 31, 2011, included an $18.6 million write-down of certain portfolios of purchased accounts receivable, which were sold in April 2011. Revenue for the three months ended March 31, 2011 also included a $1.5 million net recovery of previously recorded impairment charges, which reduced the valuation allowance against the carrying value of the portfolios, compared to a net recovery of $1.4 million for the three months ended March 31, 2010. Portfolio Management’s collections decreased $14.9 million, or 44.2 percent, to $18.8 million for the three months ended March 31, 2011, from $33.7 million for the three months ended March 31, 2010. Excluding the effect of the write-down and the net recoveries, Portfolio Management’s revenue represented 40.0 percent of collections for the three months ended March 31, 2011, as compared to 40.6 percent of collections for the three months ended March 31, 2010. The decrease in revenue and collections was primarily a result of the decision to minimize further investments in purchased accounts receivable during 2010 and 2011.

Payroll and related expenses.  Payroll and related expenses decreased $17.1 million to $169.1 million for the three months ended March 31, 2011, from $186.2 million for the three months ended March 31, 2010, and increased as a percentage of revenue to 45.1 percent from 44.0 percent.

Payroll and related expenses by segment (dollars in thousands):

	For the Three Months Ended March 31,
		% of		% of
	2011	Revenue	2010	Revenue	$ Change	% Change
ARM	$117,947	36.4%	$128,670	37.2%	$(10,723)	(8.3)%
CRM	50,605	74.0%	56,406	73.7%	(5,801)	(10.3)%
Portfolio Management	585	(6.2)%	1,192	7.8%	(607)	(50.9)%
Eliminations	—	—	—	—	—	—
Total	$169,137	45.1%	$186,268	44.0%	$(17,131)	(9.2)%

The decrease in ARM’s payroll and related expenses as a percentage of revenue was primarily due to cost saving initiatives, including off-shoring of back-office functions and ongoing restructuring.

The slight increase in CRM’s payroll and related expenses as a percentage of revenue was primarily a result of leveraging its infrastructure over the lower revenue base.

Portfolio Management outsources all of its collection services to ARM and, therefore, has a relatively small fixed payroll cost structure.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $9.6 million to $101.9 million for the three months ended March 31, 2011 from $111.5 million for the three months ended March 31, 2010, and increased as a percentage of revenue to 27.2 percent from 26.3 percent.

Selling, general and administrative expenses by segment (dollars in thousands):

	For the Three Months Ended March 31,
		% of		% of
	2011	Revenue	2010	Revenue	$ Change	% Change
ARM	$87,288	26.9%	$96,583	28.0%	$(9,295)	(9.6)%
CRM	14,184	20.7%	14,152	18.5%	32	0.2%
Portfolio Management	8,602	(90.7)%	14,192	92.9%	(5,590)	(39.4)%
Eliminations	(8,173)	98.4%	(13,395)	97.6%	5,222	(39.0)%
Total	$101,901	27.2%	$111,532	26.3%	$(9,631)	(8.6)%

The decrease in ARM’s selling, general and administrative expenses as a percentage of revenue was primarily due to cost saving initiatives, including ongoing restructuring of facilities.

The increase in CRM’s selling, general and administrative expenses as a percentage of revenue was primarily attributable to leveraging its infrastructure over the lower revenue base.

The decrease in Portfolio Management’s selling, general and administrative expenses resulted from a $5.4 million decrease in fees for collection services provided by ARM, which was due to the reduction in purchases of accounts receivable, since these servicing fees are based on collections. Included in Portfolio Management’s selling, general and administrative expenses for the three months ended March 31, 2011 and 2010, was $8.3 million and $13.7 million, respectively, of intercompany expense from ARM, for services provided to Portfolio Management, which was eliminated in consolidation.

Reimbursable costs and fees.  Reimbursable costs and fees consist of court costs, legal fees and repossession fees, representing out-of-pocket expenses that are reimbursed by our clients. Reimbursable costs and fees of $84.9 million and $84.3 million for the three months ended March 31, 2011 and 2010, respectively, are recorded as both revenue and operating expenses on the statement of operations.

Restructuring charges.  During the three months ended March 31, 2011, we incurred restructuring charges of $12.2 million, related to streamlining the cost structure of the Company’s operations. The charges consisted primarily of costs associated with the closing of redundant facilities and severance. This compares to $1.4 million of restructuring charges for the three months ended March 31, 2010. The severance accrual recorded for the three months ended March 31, 2011, included approximately $3.4 million related to termination benefits provided to our former President and Chief Executive Officer, who remains as our Chairman of the Board of Directors.

Depreciation and amortization.  Depreciation and amortization decreased to $26.0 million for the three months ended March 31, 2011, from $27.7 million for the three months ended March 31, 2010. The decrease was primarily attributable to lower depreciation resulting from more assets becoming fully depreciated.

Other income (expense).  Interest expense decreased to $21.8 million for the three months ended March 31, 2011, from $23.6 million for the three months ended March 31, 2010. Interest expense for the three months ended March 31, 2011 and 2010 included $777,000 and $2.3 million, respectively, of net losses from interest rate swap agreements and embedded derivatives. Other expense, net for the three months ended March 31, 2010 included approximately $198,000 of net gains resulting from foreign exchange contracts.

Income tax expense.  For the three months ended March 31, 2011, we recorded income tax expense of $1.9 million on a pre-tax loss of $41.4 million, or an effective income tax rate of (4.6) percent. For the three months ended March 31, 2010, we recorded income tax expense of $3.0 million on a pre-tax loss of $11.3 million, or an effective tax rate of (26.9) percent. The Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) primarily as a result of the recognition of a valuation allowance on certain domestic net deferred tax assets and income tax expense attributable to state and foreign jurisdictions.

Liquidity and Capital Resources

Our primary sources of cash are cash flows from operations, including collections on purchased accounts receivable, bank borrowings, and equity and debt offerings. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, purchases of accounts receivable, and working capital to support our growth.

The cash flow from our contingency collection business and our purchased portfolio business is dependent upon our ability to collect from consumers and businesses. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. The cash flows from our first-party collections and our CRM businesses are dependent upon the volume of business that our clients place with us. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our expected future cash flows.

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

We have a senior credit facility that consists of a term loan ($491.8 million outstanding as of March 31, 2011) and a $75.0 million revolving credit facility ($5.0 million outstanding as of March 31, 2011). Additionally, we have $165.0 million of floating rate senior notes and $200.0 million 11.875 percent senior subordinated notes outstanding. As a result, we are significantly leveraged.

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

On March 25, 2011, we amended our senior credit facility to, among other things, adjust certain financial covenants, including increasing certain maximum leverage ratios and decreasing certain minimum interest coverage ratios, extend the maturity date of the revolving credit facility from November 15, 2011 to December 31, 2012 and reduce the maximum borrowing capacity to $75.0 million through November 15, 2011 and $67.5 million thereafter, and permit us to sell all or a portion of our portfolios of accounts receivable. We believe we will be able to maintain compliance with such covenants over the next twelve months.

At March 31, 2011, our leverage ratio was 6.03, compared to the covenant maximum of 6.75, and our interest coverage ratio was 1.76, compared to the covenant minimum of 1.60. We were in compliance with all required financial covenants under our senior credit facility and we were not aware of any events of default as of March 31, 2011.

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

The economic and business climate in 2010 and into 2011 continued to be very difficult and there is uncertainty as to whether the economic and business climate in 2011 will improve. In addition, other factors, such as the loss of a significant client or reduced client volumes, may impact our ability to meet our debt covenants in the future. Therefore, no assurance can be given that we will be able to maintain compliance with our financial covenants in future periods.

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

Cash Flows from Operating Activities.  Cash provided by operating activities was $12.0 million for the three months ended March 31, 2011, compared to $37.1 million for the three months ended March 31, 2010. The decrease was primarily attributable to lower operating results for the three months ended March 31, 2011.

Cash Flows from Investing Activities.  Cash provided by investing activities was $5.0 million for the three months ended March 31, 2011, compared to $9.1 million for the three months ended March 31, 2010. The decrease in cash provided by investing activities was primarily attributable to lower collections of purchased accounts receivable, net of purchases, as well as higher purchases of property and equipment.

Cash Flows from Financing Activities.  Cash used in financing activities was $24.5 million for the three months ended March 31, 2011, compared to $51.1 million for the three months ended March 31, 2010. The decrease in cash used in financing activities was due primarily to lower total repayments of borrowings under our senior credit facility during the three months ended March 31, 2011, as compared to the prior year period.

Senior Credit Facility.  Our senior credit facility is with a syndicate of financial institutions and consists of a term loan and a $75.0 million revolving credit facility. We are required to make quarterly principal repayments of approximately $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. We are also required to make quarterly prepayments of 75 percent of the excess cash flow from our purchased accounts receivable, and annual prepayments of 75 percent or 50 percent of our excess annual cash flow, based on our leverage ratio, less the amounts paid during the year from the purchased accounts receivable excess cash flow prepayments. The revolving credit facility requires no minimum principal payments until its maturity in December 2012. At March 31, 2011, the balance outstanding on the term loan was $491.8 million and there was $5.0 million outstanding on the revolving credit facility. The availability of the revolving credit facility is reduced by any unused letters of credit ($6.7 million at March 31, 2011). As of March 31, 2011, we had $63.3 million of remaining availability under the revolving credit facility.

All borrowings bear interest at an annual variable rate, based on either the prime rate (3.25 percent at March 31, 2011), the federal funds rate (0.10 percent at March 31, 2011) or LIBOR (0.26 percent 30-day LIBOR at March 31, 2011) plus an applicable margin, which is based on the type of rate and our funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined in the loan agreement, subject to certain interest rate minimum requirements. We are charged a quarterly commitment fee on the unused portion of the revolving credit facility at an annual rate ranging from 0.50 percent to 0.75 percent. The effective interest rate on the senior credit facility was approximately 8.60 percent and 9.23 percent for the three months ended March 31, 2011 and 2010, respectively.

Senior Notes and Senior Subordinated Notes.  We have $165.0 million of floating rate senior notes due November 2013, referred to as the Senior Notes, and $200.0 million of 11.875 percent senior subordinated notes due November 2014, referred to as the Senior Subordinated Notes, collectively referred to as the Notes. The Notes are guaranteed, jointly and severally, on a senior basis with respect to the Senior Notes and on a senior subordinated basis with respect to the Senior Subordinated Notes, in each case by all of our existing and future domestic restricted subsidiaries (other than certain subsidiaries and joint ventures engaged in financing the purchase of delinquent accounts receivable portfolios and certain immaterial subsidiaries). The Senior Notes bear interest at an annual rate equal to LIBOR plus 4.875 percent, reset quarterly.

For a description of the covenants and other material terms of the Notes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Contractual Obligations. There have been no material changes, outside the ordinary course of our business, to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in corporate tax rates, and inflation. We employ risk management strategies that may include the use of derivatives, such as interest rate swap agreements, interest rate cap agreements, and foreign currency forwards and options to manage these exposures. As of March 31, 2011, none of our derivatives were accounted for as hedges. We do not enter into derivatives for trading purposes.

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

Interest Rate Risk.  At March 31, 2011, we had $663.5 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year.

Critical Accounting Policies and Estimates

General.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the following accounting policies and estimates are the most critical and could have the most impact on our results of operations: goodwill, other intangible assets and purchase accounting, revenue recognition for purchased accounts receivable, income taxes, and allowance for doubtful accounts. These are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note 2 to our 2010 financial statements, both of which are included in our Annual Report on Form 10-K for the year ended December 31, 2010. During the three months ended March 31, 2011, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies.

Recently Issued Accounting Guidance

For a discussion of recently issued accounting guidance, see note 16 in our Notes to Consolidated Financial Statements included in this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2011. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to determine whether any changes occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended March 31, 2011.

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

Part II.  Other Information

Item 1.    Legal Proceedings

The Company is party, from time to time, to various legal proceedings, regulatory investigations, client audits and tax examinations incidental to its business. The Company continually monitors these legal proceedings, regulatory investigations, client audits and tax examinations to determine the impact and any required accruals. See “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 1A.       Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, referred to as the “2010 Form 10-K”, which could materially affect our business, financial condition or future results. The risk factors in our 2010 Form 10-K have not materially changed. The risks described in our 2010 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    [Removed and Reserved]

Item 5.    Other Information

(a)     None.

(b)     Not applicable

Item 6.    Exhibits

10.1         Employment Agreement, dated as of March 18, 2011, between NCO Group, Inc. and Ronald A. Rittenmeyer (incorporated by reference to Exhibit 10.1 filed with NCO Group, Inc.’s Current Report on Form 8-K filed on March 24, 2011).

10.2         Fourth Amendment to Credit Agreement dated as of March 25, 2011 by and among NCO Group, Inc., NCO Financial Systems, Inc., certain guarantors under the Credit Agreement, Citizens Bank of Pennsylvania as the administrative agent, Citizens Bank of Pennsylvania as sole issuing bank and certain lenders (incorporated by reference to Exhibit 10.41 filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010).

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

NCO Group, Inc.

Date: May 13, 2011	By:	/s/ Ronald A. Rittenmeyer
Ronald A. Rittenmeyer
President and Chief Executive Officer
(principal executive officer)

Date: May 13, 2011	By:	/s/ John R. Schwab
John R. Schwab
Executive Vice President, Finance
and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description

10.1

Employment Agreement, dated as of March 18, 2011, between NCO Group, Inc. and Ronald A. Rittenmeyer (incorporated by reference to Exhibit 10.1 filed with NCO Group, Inc.’s Current Report on Form 8-K filed on March 24, 2011).

10.2

Fourth Amendment to Credit Agreement dated as of March 25, 2011 by and among NCO Group, Inc., NCO Financial Systems, Inc., certain guarantors under the Credit Agreement, Citizens Bank of Pennsylvania as the administrative agent, Citizens Bank of Pennsylvania as sole issuing bank and certain lenders (incorporated by reference to Exhibit 10.41 filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010).

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