Form 10-Q
period 2011-06-30
NCO Group, Inc.
filed 2011-08-15
CIK 1397772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares outstanding of each of the issuer’s classes of common stock as of August 12, 2011 was: 2,960,847 shares of Class A common stock, $0.01 par value and 532,637 shares of Class L common stock, $0.01 par value.

NCO GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements

NCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents (includes cash and cash equivalents of consolidated variable interest entities: 2011, $604; 2010, $357)	$18,021	$33,077
Accounts receivable, trade, net of allowance for doubtful accounts of $5,219 and $5,796, respectively	187,073	171,350
Purchased accounts receivable, current portion, net of allowance for impairment of $91,751 and $158,694, respectively (includes purchased accounts receivable of consolidated variable interest entities: 2011, $6,801; 2010, $8,307)	21,857	29,683
Deferred income taxes	9,137	9,084
Prepaid expenses and other current assets	67,836	51,538
Total current assets	303,924	294,732

Funds held on behalf of clients (note 8)

Property and equipment, net	96,016	99,089

Other assets:
Goodwill	487,402	480,757
Trade name, net of accumulated amortization	83,306	83,508
Customer relationships and other intangible assets, net of accumulated amortization	168,031	195,071
Purchased accounts receivable, net of current portion (includes purchased accounts receivable of consolidated variable interest entities: 2011, $2,352; 2010, $13,973)	7,614	48,924
Deferred income taxes	4,005	4,249
Other assets	30,803	31,383
Total other assets	781,161	843,892
Total assets	$1,181,101	$1,237,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$11,883	$22,124
Income taxes payable	3,093	4,662
Accounts payable	19,722	19,787
Accrued expenses (includes accrued expenses of consolidated variable interest entities: 2011, $227; 2010, $666)	86,855	91,280
Accrued compensation and related expenses	44,532	36,578
Deferred revenue, current portion	29,761	31,299
Deferred income taxes	1,186	1,158
Total current liabilities	197,032	206,888

Funds held on behalf of clients (note 8)

Long-term liabilities:
Long-term debt, net of current portion	884,386	867,229
Deferred income taxes (includes deferred income taxes of consolidated variable interest entities: 2011, $2,134; 2010, $2,135)	48,952	45,763
Deferred revenue, net of current portion	618	696
Other long-term liabilities	35,002	30,211

Commitments and contingencies (note 15)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 7,500 shares authorized, 3,898 and 3,626 shares issued and outstanding, respectively	39	36
Class L common stock, par value $0.01 per share, 800 shares authorized, 533 and 400 shares issued and outstanding, respectively	5	4
Class A common stock, par value $0.01 per share, 4,500 shares authorized, 2,961 shares issued and outstanding	30	30
Additional paid-in capital	767,866	764,535
Accumulated other comprehensive income	7,581	5,043
Accumulated deficit	(762,086)	(689,242)
Total NCO Group, Inc. stockholders’ equity	13,435	80,406
Noncontrolling interests	1,676	6,520
Total stockholders’ equity	15,111	86,926
Total liabilities and stockholders’ equity	$1,181,101	$1,237,713

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Services	$296,206	$306,988	$594,650	$629,914
Portfolio	(5,128)	11,627	(13,782)	27,924
Reimbursable costs and fees	82,783	82,429	167,716	166,775
Total revenues	373,861	401,044	748,584	824,613

Operating costs and expenses:
Payroll and related expenses	170,850	175,651	339,987	361,919
Selling, general and administrative expenses	99,283	113,254	201,184	224,786
Reimbursable costs and fees	82,783	82,429	167,716	166,775
Depreciation and amortization expense	25,828	27,357	51,877	55,087
Restructuring charges	3,076	4,949	15,252	6,383
Total operating costs and expenses	381,820	403,640	776,016	814,950

(Loss) income from operations	(7,959)	(2,596)	(27,432)	9,663

Other income (expense):
Interest and investment income	102	185	201	273
Interest expense	(21,165)	(22,156)	(42,993)	(45,757)
Other (expense) income, net	(47)	1,113	(241)	1,069
Total other income (expense)	(21,110)	(20,858)	(43,033)	(44,415)
Loss before income taxes	(29,069)	(23,454)	(70,465)	(34,752)

Income tax expense	3,235	1,865	5,140	4,905

Net loss	(32,304)	(25,319)	(75,605)	(39,657)

Less: Net (loss) income attributable to noncontrolling interests	(651)	203	(2,761)	1,137

Net loss attributable to NCO Group, Inc.	$(31,653)	$(25,522)	$(72,844)	$(40,794)

See accompanying notes.

NCO GROUP, INC

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(75,605)	$(39,657)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	51,877	55,087
Provision for doubtful accounts	592	672
(Recoveries) impairments of purchased accounts receivable	(1,788)	139
Write-down of purchased accounts receivable	29,819	—
Noncash interest	4,047	3,773
Noncash net (gains) losses on derivative instruments	(195)	86
Deferred income taxes	2,801	1,386
Other	3,061	1,188
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, trade	(3,152)	10,160
Accounts payable and accrued expenses	(2,961)	(1,754)
Income taxes payable	(1,764)	3,903
Other assets and liabilities	(12,170)	1,403
Net cash (used in) provided by operating activities	(5,438)	36,386

Cash flows from investing activities:
Purchases of accounts receivable	(1,081)	(8,953)
Collections applied to principal of purchased accounts receivable	18,032	35,636
Proceeds from sales of purchased accounts receivable	4,300	—
Purchases of property and equipment	(13,063)	(12,247)
Net cash paid related to acquisitions	(20,823)	—
Other	733	1,331
Net cash (used in) provided by investing activities	(11,902)	15,767

Cash flows from financing activities:
Repayment of notes payable	(869)	(8,481)
Net borrowings (repayments) under revolving credit facility	36,000	(17,000)
Repayment of borrowings under senior term loan	(27,766)	(34,027)
Payment of fees related to debt	(2,784)	(2,758)
Return of investment in subsidiary to noncontrolling interests	(2,083)	(2,736)
Net cash provided by (used in) financing activities	2,498	(65,002)

Effect of exchange rate on cash	(214)	(629)

Net decrease in cash and cash equivalents	(15,056)	(13,478)

Cash and cash equivalents at beginning of the period	33,077	39,221

Cash and cash equivalents at end of the period	$18,021	$25,743

See accompanying notes.

NCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.              Nature of Operations:

NCO Group, Inc. is a holding company and conducts substantially all of its business operations through its subsidiaries (collectively, the “Company” or “NCO”). NCO is an international provider of business process outsourcing solutions, primarily focused on accounts receivable management (“ARM”) and customer relationship management (“CRM”). NCO provides services through over 100 offices throughout North America, Asia, Europe and Australia. The Company provides services to more than 14,000 active clients, including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, retail and commercial, utilities, education and government, technology and transportation/logistics services. These clients are primarily located throughout North America, Europe and Australia. Excluding reimbursable costs and fees, the Company’s largest client during the six months ended June 30, 2011, was in the telecommunications sector and represented 7.0 percent of the Company’s consolidated revenue for the six months ended June 30, 2011.

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

In April 2011, Portfolio Management sold portfolios of purchased accounts receivable with a book value of $5.0 million. In August 2011, Portfolio Management signed an agreement to sell portfolios of purchased accounts receivable with a book value of $16.9 million, which is expected to close in August 2011 and is subject to customary closing conditions. In connection with the sales, the Company recorded write-downs of the value of the purchased accounts receivable of $18.6 million during the three months ended March 31, 2011, and $11.2 million during the three months ended June 30, 2011.

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

2.     Accounting Policies (continued):

Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The December 31, 2010 balance sheet was derived from the consolidated audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as otherwise disclosed herein) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company’s business, operating results for the three-month and six-month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other interim period.

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

Reimbursable Costs and Fees:

During the fourth quarter of 2010, the Company identified $58.3 million of reimbursable costs and fees received from clients associated with certain contractual arrangements acquired in connection with the acquisition of TSYS Total Debt Management that were incorrectly recorded on a net basis, as an offset to selling, general and administrative expenses. Revenue should have included these reimbursable costs and fees, with an equal and offsetting amount charged to operating expenses, due to the fact that the Company acted as principal and assumed overall risk in the transactions under these contractual arrangements. The adjustment was made in the fourth quarter of 2010 and reflected in the statement of operations for the year ended December 31, 2010. The adjustment was not material to the previously issued financial statements. Revenue and operating expenses for the three and six months ended June 30, 2010 have been revised to reflect the reimbursable costs and fees in both revenue and operating expenses in the statement of operations. The following summarizes the impact of this revision on the statement of operations for the three and six months ended June 30, 2010 (in thousands):

	For the three Months Ended June 30, 2010			For the Six Months Ended June 30, 2010
	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
Total revenues	$386,169	$14,875	$401,044	$799,237	$25,376	$824,613
Total operating costs and expenses	388,765	14,875	403,640	789,574	25,376	814,950
(Loss) income from operations	(2,596)	—	(2,596)	9,663	—	9,663
Loss before income taxes	(23,454)	—	(23,454)	(34,752)	—	(34,752)
Net loss attributable to NCO Group, Inc.	(25,522)	—	(25,522)	(40,794)	—	(40,794)

3.     Restructuring Charges:

The Company has several restructuring plans under which it has recorded restructuring charges, primarily in conjunction with streamlining the cost structure of the Company’s operations. These charges primarily related to the elimination of certain redundant facilities, severance costs and professional fees. The severance accrual recorded for the six months ended June 30, 2011, included approximately $3.4 million related to termination benefits provided to the Company’s former President and Chief Executive Officer, who remains as the Company’s Chairman of the Board of Directors. The Company currently expects to pay the remaining severance balance through 2012 and the remaining lease balance through 2016. The following presents the activity in the accruals recorded for restructuring charges (amounts in thousands):

	Leases	Severance	Other	Total
Balance at December 31, 2010	$12,428	$1,555	$—	$13,983
Accruals	9,331	4,163	1,758	15,252
Cash payments	(4,710)	(2,686)	(673)	(8,069)
Property and equipment write-offs	(145)	—	—	(145)
Balance at June 30, 2011	$16,904	$3,032	$1,085	$21,021

4.      Business Combinations:

On May 19, 2011, the Company acquired substantially all of the assets of Protocol Direct Marketing, Inc. and certain related entities (“Protocol”), a provider of BPO solutions specializing in contact center services, for approximately $20.8 million in cash, subject to certain post-closing adjustments, and the issuance of 9,812 shares of Series B-2 19 percent Preferred Stock and 132,823 shares of Class L Common Stock valued at $3.1 million. Based on preliminary estimates, the Company allocated $5.1 million of the purchase price to customer relationships, with an estimated useful life of 5 years, and recorded goodwill of $6.2 million in the CRM segment. As a result of the acquisition, the Company expects to enhance its CRM market penetration and capabilities, and to expand its current customer base.

5.      Deferred Revenue:

Deferred revenue primarily relates to prepaid fees for ARM collection and letter services for which revenue is recognized when the services are provided or the time period for which the Company is obligated to provide the services has expired. The following summarizes the change in the balance of deferred revenue (amounts in thousands):

Balance at December 31, 2010	$31,995
Additions	17,913
Revenue recognized	(19,558)
Foreign currency translation adjustment	29
Balance at June 30, 2011	$30,379

6.      Fair Value:

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

6.      Fair Value (continued):

Recurring Measurement (continued):

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

	At Fair Value as of
	June 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Forward exchange contracts	$—	$116	$—	$116	$—	$—	$—	$—

Total assets	$—	$116	$—	$116	$—	$—	$—	$—

Liabilities:
Interest rate swaps	$—	$—	$—	$—	$—	$1,489	$—	$1,489
Forward exchange contracts	—	349	—	349	—	—	—	—
Embedded derivatives	—	—	1,502	1,502	—	—	2,486	2,486

Total liabilities	$—	$349	$1,502	$1,851	$—	$1,489	$2,486	$3,975

During the six months ended June 30, 2011, there were no transfers in or out of the Company’s Level 1, Level 2 or Level 3 fair value measurements.

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

The following summarizes the change in the fair value of the embedded derivatives (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at beginning of period	$2,383	$2,593	$2,486	$3,306
Accrued interest additions	110	184	235	409
Payments	(371)	(376)	(760)	(814)
Change in fair value	(620)	(261)	(459)	(761)
Balance at end of period	$1,502	$2,140	$1,502	$2,140

6.      Fair Value (continued):

Non-Recurring Measurement:

The Company has goodwill and other intangible assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when their carrying values exceed their fair values. Inputs used to value these assets are considered Level 3 measurements because they are unobservable.

During the six months ended June 30, 2011 and 2010, there were no adjustments to fair value as there were no indicators that would have required interim testing. The Company performs its annual testing of indefinite-lived intangible assets during the fourth quarter of each year.

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

Purchased Accounts Receivable:

The Company records purchased accounts receivable at cost, which is discounted from the contractual receivable balance. The carrying value of purchased accounts receivable is estimated based upon the Company’s estimates of future cash flows and the internal rate of return (“IRR”) derived at acquisition. In April 2011, Portfolio Management sold portfolios of purchased accounts receivable with a book value of $5.0 million. In August 2011, Portfolio Management signed an agreement to sell portfolios of purchased accounts receivable with a book value of $16.9 million, which is expected to close in August 2011 and is subject to customary closing conditions. In connection with the sales, the Company recorded write-downs of the value of the purchased accounts receivable of $18.6 million during the three months ended March 31, 2011, and $11.2 million during the three months ended June 30, 2011.

Long-Term Debt:

The following presents the carrying values and the estimated fair values of the Company’s long-term debt at June 30, 2011 (amounts in thousands):

	Carrying Value	Fair Value
Senior term loan	$479,454	$484,397
Senior revolving credit facility	46,000	46,010
Senior subordinated notes	200,000	169,000
Senior notes	165,000	146,025

The fair values of the Company’s senior term loan and senior revolving credit facility were based on market interest rates for debt with similar credit ratings. The fair values of the Company’s senior notes and senior subordinated notes were based on their approximate trading prices at June 30, 2011.

7.     Purchased Accounts Receivable:

As of June 30, 2011, the carrying value of Portfolio Management’s and ARM’s purchased accounts receivable were $26.5 million and $3.0 million, respectively. The total outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $34.3 billion at June 30, 2011 and $55.8 billion at December 31, 2010.

In April 2011, Portfolio Management sold portfolios of purchased accounts receivable with a book value of $5.0 million . In August 2011, Portfolio Management signed an agreement to sell portfolios of purchased accounts receivable with a book value of $16.9 million, which is expected to close in August 2011 and is subject to customary closing conditions. In connection with the sales, the Company recorded write-downs of the value of the purchased accounts receivable of $18.6 million during the three months ended March 31, 2011, and $11.2 million during the three months ended June 30, 2011.

7.     Purchased Accounts Receivable (continued):

The following summarizes the change in the carrying amount of the purchased accounts receivable (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at beginning of period	$49,908	$124,873	$78,607	$138,429
Purchases	741	3,123	1,081	8,953
Collections	(11,731)	(27,760)	(32,036)	(63,131)
Revenue recognized	5,690	12,953	14,004	27,495
Write-downs	(11,244)	—	(29,819)	—
Proceeds from portfolio sales applied to carrying value	(4,300)	—	(4,300)	—
Allowance recovery (impairment), net	319	(1,585)	1,788	(139)
Other	88	(174)	146	(177)
Balance at end of period	$29,471	$111,430	$29,471	$111,430

The following presents the change in the allowance for impairment of purchased accounts receivable (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at beginning of period	$157,250	$142,951	$158,694	$144,397
Additions	142	2,036	313	3,211
Recoveries	(461)	(451)	(2,101)	(3,072)
Portfolio sales	(65,180)	—	(65,180)	—
Other	—	(48)	25	(48)
Balance at end of period	$91,751	$144,488	$91,751	$144,488

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following presents the change in accretable yield (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at beginning of period	$33,714	$103,534	$55,753	$112,108
Additions	670	2,282	1,000	6,525
Write-downs	(18,824)	—	(33,925)	—
Revenue recognition	(5,690)	(12,953)	(14,004)	(27,495)
Reclassifications from (to) nonaccretable difference	1,578	(3,594)	2,694	(1,891)
Foreign currency translation adjustment	(134)	207	(204)	229
Balance at end of period	$11,314	$89,476	$11,314	$89,476

7.     Purchased Accounts Receivable (continued):

During the three months ended June 30, 2011 and 2010, the Company purchased accounts receivable with a cost of $741,000 and $3.1 million, respectively, that had contractually required payments receivable at the date of acquisition of $31.9 million and $188.1 million, respectively, and expected cash flows at the date of acquisition of $1.4 million and $5.4 million, respectively. During the six months ended June 30, 2011 and 2010, the Company purchased accounts receivable with a cost of $1.1 million and $9.0 million, respectively, that had contractually required payments receivable at the date of acquisition of $36.5 million and $575.9 million, respectively, and expected cash flows at the date of acquisition of $2.1 million and $15.5 million, respectively.

8.     Funds Held on Behalf of Clients:

In the course of the Company’s regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $100.3 million and $70.5 million at June 30, 2011 and December 31, 2010, respectively, have been shown net of their offsetting liability for financial statement presentation.

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

The following summarizes the change in the Company’s ARM and CRM reporting unit’s goodwill; there was no goodwill in the Company’s Portfolio Management reporting unit at June 30, 2011 or December 31, 2010 (amounts in thousands):

	ARM	CRM	Total
Balance at January 1, 2011:
Goodwill	$553,962	$—	$553,962
Accumulated impairment	(73,205)	—	(73,205)
	480,757	—	480,757

Protocol acquisition	—	6,216	6,216
Foreign currency translation and other	429	—	429

Balance at June 30, 2011:
Goodwill	554,391	6,216	560,607
Accumulated impairment	(73,205)	—	(73,205)
	$481,186	$6,216	$487,402

Trade name includes the NCO trade name, which is an indefinite-lived intangible asset and therefore is not subject to amortization. Similar to goodwill, the NCO trade name is reviewed at least annually for impairment. At June 30, 2011, the balance of the NCO trade name was $82.6 million.

Trade name also includes certain trade names which are not considered to have indefinite lives and are therefore subject to amortization. At June 30, 2011, the gross carrying amount of these trade names was $2.0 million, and the accumulated amortization was $1.3 million.

9.     Goodwill and Other Intangible Assets (continued):

Other intangible assets subject to amortization consist of customer relationships and non-compete agreements. The following represents the other intangible assets subject to amortization (amounts in thousands):

	June 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$443,734	$276,444	$438,332	$244,288
Non-compete agreements	3,372	2,631	3,372	2,345

Total	$447,106	$279,075	$441,704	$246,633

The increase in customer relationships was due to the acquisition of Protocol in May 2011. The Company recorded amortization expense for intangible assets of $16.3 million and $16.1 million during the three months ended June 30, 2011 and 2010, respectively, and $32.5 million and $32.2 million during the six months ended June 30, 2011 and 2010, respectively.

The following represents the Company’s expected amortization expense from these other intangible assets over the next five years (amounts in thousands):

For the Years Ended December 31,	Estimated Amortization Expense

2011	$64,742
2012	60,874
2013	54,616
2014	16,780
2015	3,623

10.  Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2011	December 31, 2010
Senior term loan	$479,454	$507,220
Senior revolving credit facility	46,000	10,000
Senior subordinated notes	200,000	200,000
Senior notes	165,000	165,000
Capital leases and other	5,815	7,133
Less current portion	(11,883)	(22,124)
	$884,386	$867,229

Senior Credit Facility:

The Company has a senior credit facility (“Credit Facility”) with a syndicate of financial institutions that consists of a term loan and a $75.0 million revolving credit facility. The Company is required to make quarterly principal repayments of approximately $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. The Company is also required to make quarterly prepayments of 75 percent of the excess cash flow from the Company’s purchased accounts receivable, and annual prepayments of 75 percent or 50 percent of its excess annual cash flow, based on its leverage ratio, less the amounts paid during the year from the purchased accounts receivable excess cash flow prepayments. The revolving credit facility requires no minimum principal payments until its maturity in December 2012. The availability of the revolving credit facility is reduced by any unused letters of credit ($6.9 million at June 30, 2011). As of June 30, 2011, the Company had $22.1 million of remaining availability under the revolving credit facility.

10.  Long-Term Debt (continued):

Senior Credit Facility (continued):

On March 25, 2011, the Company amended the Credit Facility to, among other things, adjust certain financial covenants, including increasing maximum leverage ratios and decreasing minimum interest coverage ratios, extend the maturity of the revolving credit facility from November 15, 2011 to December 31, 2012 and reduce the maximum borrowing capacity to $75.0 million through November 15, 2011 and $67.5 million thereafter, and permit the Company to sell all or a portion of its portfolios of purchased accounts receivable.

All borrowings bear interest at an annual variable rate, based on either the prime rate (3.25 percent at June 30, 2011), the federal funds rate (0.07 percent at June 30, 2011) or LIBOR (0.19 percent 30-day LIBOR at June 30, 2011) plus an applicable margin, which is based on the type of rate and the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined in the loan agreement, subject to certain interest rate minimum requirements. The Company is charged a quarterly commitment fee on the unused portion of the revolving credit facility at an annual rate ranging from 0.50 percent to 0.75 percent. The effective interest rate on the Credit Facility was approximately 7.80 percent and 9.18 percent for the three months ended June 30, 2011 and 2010, respectively, and 8.20 percent and 9.20 percent for the six months ended June 30, 2011 and 2010, respectively.

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

At June 30, 2011, the Company’s leverage ratio was 5.69, compared to the covenant maximum of 6.75, and the interest coverage ratio was 1.98, compared to the covenant minimum of 1.65. The Company was in compliance with all required financial covenants and was not aware of any events of default as of June 30, 2011.

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

The Senior Notes are senior unsecured obligations and are senior in right of payment to all existing and future senior subordinated indebtedness, including the Senior Subordinated Notes, and all future subordinated indebtedness. The Senior Notes bear interest at an annual rate equal to LIBOR plus 4.875 percent, reset quarterly. The effective interest rate of the Senior Notes was approximately 5.16 percent and 5.21 percent for the three months ended June 30, 2011 and 2010, respectively and 5.17 percent and 5.18 percent for the six months ended June 30, 2011 and 2010, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time at varying redemption prices depending on the redemption date, plus accrued and unpaid interest.

10.  Long-Term Debt (continued):

Senior Notes and Senior Subordinated Notes (continued):

The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Notes and borrowings under the Credit Facility. The Senior Subordinated Notes bear interest at an annual rate equal to 11.875 percent. The Company may redeem the Senior Subordinated Notes, in whole or in part, at any time at varying redemption prices depending on the redemption date, plus accrued and unpaid interest.

The indentures governing the Notes contain a number of covenants that limit the Company’s and its restricted subsidiaries’ ability, among other things, to: incur additional indebtedness and issue certain preferred stock, pay certain dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, place limitations on distributions from restricted subsidiaries, issue or sell capital stock of restricted subsidiaries, guarantee indebtedness, sell or exchange assets, enter into transactions with affiliates, create certain liens, engage in unrelated businesses, and consolidate, merge or transfer all or substantially all of the Company’s assets and the assets of its subsidiaries on a consolidated basis. As of June 30, 2011, the Company was in compliance with all required covenants. In addition, upon a change of control, the Company is required to offer to repurchase all of the Notes then outstanding, at a purchase price equal to 101 percent of their principal amount, plus any accrued interest to the date of repurchase.

11.  Income Taxes:

The Company recorded income tax expense of $3.2 million and $1.9 million for the three months ended June 30, 2011 and 2010, respectively, and income tax expense of $5.1 million and $4.9 million for the six months ended June 30, 2011 and 2010, respectively. The Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) primarily as a result of the recognition of a valuation allowance on certain domestic net deferred tax assets and income tax expense attributable to state and foreign jurisdictions.

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The income tax expense for the three and six months ended June 30, 2011 was calculated based on the results of operations for the period and does not reflect an estimated annual effective rate.

As a result of cumulative losses incurred by the Company since 2007, a valuation allowance was established due to the uncertainty that federal and certain state deferred tax assets would be realized in future years. The Company increased its valuation allowance by $27.9 million to $138.6 million as of June 30, 2011 from $110.7 million as of December 31, 2010, primarily as a result of federal and certain state deferred tax assets exceeding deferred tax liabilities (after consideration for any net deferred tax liabilities associated with non-amortizable assets such as goodwill and certain trade names).

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

12.  Stockholders’ Equity:

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

12.  Stockholders’ Equity (continued):

Capital Stock (continued):

Series A is entitled to a quarterly “paid-in-kind” dividend at an annual rate of 14 percent and Series B-1 is entitled to a quarterly “paid-in-kind” dividend at an annual rate of 19 percent. The following presents the Series A and Series B-1 shares issued for the “paid-in-kind” dividends (shares in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Series A	122	106	237	207
Series B-1	13	11	25	21

On May 19, 2011, the Company issued 9,812 shares of Series B-2 and 132,823 shares of Class L as partial consideration for the acquisition of Protocol.

Noncontrolling Interests:

The following table summarizes the activity in stockholders’ equity attributable to NCO Group, Inc. and noncontrolling interests (amounts in thousands):

	NCO Group, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Balance at January 1, 2011	$80,406	$6,520	$86,926
Issuance of stock	3,111	—	3,111
Stock-based compensation	224	—	224
Distributions to noncontrolling interests, net	—	(2,083)	(2,083)
Net loss	(72,844)	(2,761)	(75,605)
Accumulated other comprehensive income	2,538	—	2,538
Balance at June 30, 2011	$13,435	$1,676	$15,111

Comprehensive Income (Loss):

Comprehensive income (loss) was as follows (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss attributable to NCO Group, Inc.	$(31,653)	$(25,522)	$(72,844)	$(40,794)
Foreign currency translation adjustments	592	(2,486)	2,150	(1,799)
Net losses on cash flow hedges reclassified into earnings, net of tax	—	853	388	1,746
Comprehensive loss - NCO Group, Inc.	(31,061)	(27,155)	(70,306)	(40,847)
Net (loss) income attributable to noncontrolling interests	(651)	203	(2,761)	1,137
Total comprehensive loss	$(31,712)	$(26,952)	$(73,067)	$(39,710)

13.  Derivative Financial Instruments:

The Company enters into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These contracts may be designated as cash flow hedges. The Company had forward exchange contracts for the purchase of 944.9 million Philippine pesos and 6.3 million Canadian dollars outstanding at June 30, 2011, which mature throughout the remainder of 2011 and into 2012.

The Company had interest rate swap agreements to minimize the impact of LIBOR fluctuations on interest payments on the Company’s floating rate debt, which matured during the first quarter of 2011. The Company was required to pay the counterparties quarterly interest payments at a weighted average fixed rate, and received from the counterparties variable quarterly interest payments based on LIBOR. The net interest paid or received was included in interest expense. On March 25, 2009, the Company amended its senior credit facility, which amendment included a minimum LIBOR of 2.50 percent. This amendment caused the existing interest rate swaps to become ineffective and, as of March 25, 2009, these interest rate swaps were not accounted for as cash flow hedges. Accordingly, the fair market value of the interest rate swaps at March 25, 2009 was being amortized to interest expense, using the effective interest rate method, over the remaining lives of the interest rate swap agreements, and future changes in the fair market value of these interest rate swaps after March 25, 2009 were recorded in interest expense.

The Company has embedded derivatives relating to the contingent payment provision in its nonrecourse credit facility relating to purchased accounts receivable, and relating to the sellers’ participation in collections that are in excess of minimum targets for certain portfolios of purchased accounts receivable.

The following summarizes the fair value of the Company’s derivatives, none of which were designated as hedges (amounts in thousands):

	Balance Sheet	Fair Value
	Location	June 30, 2011	December 31, 2010
Asset derivatives
Forward exchange contracts	Other current assets	$116
Total asset derivatives		$116

Liability derivatives
Interest rate swaps	Accrued expenses	$—	$1,489
Forward exchange contracts	Accrued expenses	349	—
Embedded derivatives	Long-term debt and accrued expenses	1,502	2,486
Total liability derivatives		$1,851	$3,975

The following summarizes the effect of derivatives on the Company, none of which were designated as hedges (amounts in thousands):

		For the Three Months Ended June 30,
		2011	2010
		Amount of Gain	Amount of Gain
	Location of Gain (Loss)	(Loss) Recognized	(Loss) Recognized
	Recognized in Earnings	in Earnings	in Earnings

Forward exchange contracts	Other income (expense)	$(220)	$154
Interest rate swaps (after March 25, 2009)	Interest expense	—	238
Amortization of interest rate swaps	Interest expense	—	(1,339)
Embedded derivatives	Interest expense	620	261
Total		$400	$(686)

13.  Derivative Financial Instruments (continued):

		For the Six Months Ended June 30,
		2011	2010
		Amount of Gain	Amount of Gain
	Location of Gain (Loss)	(Loss) Recognized	(Loss) Recognized
	Recognized in Earnings	in Earnings	in Earnings
Derivatives not designated as hedges:
Forward exchange contracts	Other income (expense)	$(220)	$352
Interest rate swaps (after March 25, 2009)	Interest expense	(6)	(1,158)
Amortization of interest rate swaps	Interest expense	(610)	(2,741)
Embedded derivatives	Interest expense	459	761
Total derivatives not designated as hedges		$(377)	$(2,786)

14.  Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	For the Six Months Ended
	June 30,
	2011	2010
Noncash investing and financing activities:
Fair value of assets acquired	$18,106	$—
Liabilities assumed from acquisitions	5,478	—
Issuance of stock for the Protocol acquisition	3,111	—

15.  Commitments and Contingencies:

Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications companies and other vendors that require minimum purchase commitments. These agreements expire between 2011 and 2012. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

2011	$9,725
2012	7,392

$17,117

The Company incurred $3.2 million and $3.3 million of expense from vendors associated with these purchase commitments for the three months ended June 30, 2011 and 2010, respectively, and $6.3 million and $6.5 million for the six months ended June 30, 2011 and 2010, respectively.

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

15.  Commitments and Contingencies (continued):

Litigation and Investigations (continued):

Attorneys General:

From time to time, the Company receives subpoenas or other similar information requests from various states’ Attorneys General, requesting information relating to the Company’s debt collection practices in such states. The Company responds to such inquiries or investigations and provides certain information to the respective Attorneys General offices. The Company believes it is in compliance with the laws of the states in which it does business relating to debt collection practices in all material respects. However, no assurance can be given that any such inquiries or investigations will not result in a formal investigation or an enforcement action. Any such enforcement actions could result in fines as well as the suspension or termination of the Company’s ability to conduct business in such states.

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

16.  Segment Reporting:

As of June 30, 2011, the Company’s business consisted of three operating segments: ARM, CRM and Portfolio Management. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies.”

ARM provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM serves clients of all sizes in local, regional and national markets in North America, Europe and Australia through offices in North America, Asia, Europe and Australia. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. ARM also provides accounts receivable management services to Portfolio Management. ARM recorded revenue of $4.4 million and $10.9 million for intercompany services to Portfolio Management for the three months ended June 30, 2011 and 2010, respectively, and $12.7 million and $24.6 million for the six months ended June 30, 2011 and 2010, respectively.

CRM provides customer relationship management services to clients in North America through offices in North America and Asia.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies and other consumer oriented companies.

The following presents total assets, net of any intercompany balances, for each segment (amounts in thousands):

	June 30, 2011	December 31, 2010
ARM	$979,988	$1,004,573
CRM	168,477	151,626
Portfolio Management	32,636	81,514
Total assets	$1,181,101	$1,237,713

16.  Segment Reporting (continued):

The following tables present the revenue, payroll and related expenses, selling, general, and administrative expenses, reimbursable costs and fees, restructuring charges, income (loss) from operations before depreciation and amortization and capital expenditures for each segment (amounts in thousands):

	For the Three Months Ended June 30, 2011
	ARM	CRM	Portfolio Management	Eliminations	Total

Revenues	$308,722	$75,703	$(6,185)	$(4,379)	$373,861

Payroll and related expenses	113,795	56,488	567	—	170,850
Selling, general and admin. expenses	85,022	13,843	4,664	(4,246)	99,283
Reimbursable costs and fees	82,916	—	—	(133)	82,783
Restructuring charges	3,164	547	(635)	—	3,076

Income (loss) from operations before depreciation and amortization	$23,825	$4,825	$(10,781)	$—	$17,869

	For the Three Months Ended June 30, 2010
	ARM	CRM	Portfolio Management	Eliminations	Total

Revenues	$334,585	$66,523	$10,792	$(10,856)	$401,044

Payroll and related expenses	123,399	51,734	518	—	175,651
Selling, general and admin. expenses	98,377	14,137	11,297	(10,557)	113,254
Reimbursable costs and fees	82,728	—	—	(299)	82,429
Restructuring charges	3,972	639	338	—	4,949

Income (loss) from operations before depreciation and amortization	$26,109	$13	$(1,361)	$—	$24,761

	For the Six Months Ended June 30, 2011
	ARM	CRM	Portfolio Management	Eliminations	Total

Revenues	$632,850	$144,084	$(15,668)	$(12,682)	$748,584

Payroll and related expenses	231,742	107,093	1,152	—	339,987
Selling, general and admin. expenses	172,310	28,027	13,266	(12,419)	201,184
Reimbursable costs and fees	167,979	—	—	(263)	167,716
Restructuring charges	12,980	2,902	(630)	—	15,252

Income (loss) from operations before depreciation and amortization	$47,839	$6,062	$(29,456)	$—	$24,445
Capital expenditures	$11,350	$1,713	$—	$—	$13,063

16.  Segment Reporting (continued):

	For the Six Months Ended June 30, 2010
	ARM	CRM	Portfolio Management	Eliminations	Total

Revenues	$680,066	$143,057	$26,066	$(24,576)	$824,613

Payroll and related expenses	252,069	108,140	1,710	—	361,919
Selling, general and admin. expenses	194,960	28,289	25,489	(23,952)	224,786
Reimbursable costs and fees	167,399	—	—	(624)	166,775
Restructuring charges	4,251	651	1,481	—	6,383

Income (loss) from operations before depreciation and amortization	$61,387	$5,977	$(2,614)	$—	$64,750
Capital expenditures	$8,863	$3,384	$—	$—	$12,247

17.  Related Party Transactions:

One Equity Partners (“OEP”) is the majority stockholder of the Company. The Company pays OEP a management fee of $3.0 million per year, plus reimbursement of expenses, for management, advice and related services. During the three and six months ended June 30, 2011 and 2010, the Company incurred $750,000 and $1.5 million, respectively, relating to such management fees, which were included in selling, general and administrative expenses.

OEP is managed by OEP Holding Corporation, a wholly owned indirect subsidiary of JP Morgan Chase & Co. (“JPM”), and JPM is a client of the Company. The Company received fees for providing services to JPM of $1.9 million and $2.8 million for the three months ended June 30, 2011 and 2010, respectively, and $4.1 million and $5.6 million for the six months ended June 30, 2011 and 2010, respectively. Additionally, an affiliate of Citigroup is an investor in the Company, and Citigroup is a client of the Company. The Company received fees for providing services to Citigroup of $9.9 million and $12.4 million for the three months ended June 30, 2011 and 2010, respectively, and $18.9 million and $25.5 million for the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011 and December 31, 2010, the Company had accounts receivable of $2.7 million and $1.5 million, respectively, due from Citigroup.

The Company has certain corporate banking relationships with affiliates of JPM and is charged market rates for these services.

18.  Recently Issued and Proposed Accounting Guidance:

In June 2011, the FASB issued guidance affecting the presentation of comprehensive income. The new guidance eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under the new guidance, the Company will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The new guidance is effective for the Company on January 1, 2012. The Company does not expect the adoption of this guidance to have a material impact on its financial condition or results of operations.

In May 2011, the FASB issued amended guidance for fair value measurement and disclosure in order to achieve commonality between U.S. GAAP and IFRS. As a result, the amendments change the wording used to describe many of the principles and requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this guidance to result in a change in the application of the current requirements. The new guidance is effective for the Company on January 1, 2012. The Company does not expect the adoption of this guidance to have a material impact on its financial condition or results of operations.

18.  Recently Issued and Proposed Accounting Guidance (continued):

In December 2010, the FASB issued amended guidance for business combinations, specifically related to disclosures of supplementary pro forma information. The amended guidance specifies that if comparative financial statements are presented, then revenue and earnings of the combined entity should be disclosed as though the business combination, which occurred during the current year, had occurred as of the beginning of the comparable prior annual reporting period only. The amended guidance also expands the supplemental pro forma information disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The Company adopted this guidance on January 1, 2011, and it did not have an impact on the Company since it is for disclosure purposes only.

19.  Subsequent Events:

On July 7, 2011, APAC Customer Services, Inc. (“APAC”), a leader in global outsourced services and solutions, and OEP announced that they had entered into a definitive merger agreement under which an affiliate of OEP will acquire 100% of APAC, through an all-cash transaction with an aggregate equity value of approximately $470 million. The transaction is expected to close in the fourth quarter of 2011, subject to the satisfaction of customary closing conditions, including approval of APAC’s shareholders. OEP has announced that it will seek to combine APAC with the Company to build market leadership in business process outsourcing and customer care solutions.

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

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

June 30, 2011

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$8,548	$9,473	$—	$18,021
Accounts receivable, trade, net of allowance for doubtful accounts	—	162,927	24,146	—	187,073
Purchased accounts receivable, current portion	—	8,434	13,423	—	21,857
Deferred income taxes	(10,467)	17,094	2,510	—	9,137
Prepaid expenses and other current assets	1,328	45,151	21,357	—	67,836
Total current assets	(9,139)	242,154	70,909	—	303,924

Property and equipment, net	—	70,656	25,360	—	96,016

Other assets:
Goodwill	—	452,699	34,703	—	487,402
Trade name, net of accumulated amortization	—	81,781	1,525	—	83,306
Customer relationships and other intangible assets, net of accumulated amortization	—	161,202	6,829	—	168,031
Purchased accounts receivable, net of current portion	—	3,980	3,634	—	7,614
Investment in subsidiaries	736,841	(26,927)	—	(709,914)	—
Deferred income taxes	330	1,167	2,508	—	4,005
Other assets	10,350	18,334	2,119	—	30,803
Total other assets	747,521	692,236	51,318	(709,914)	781,161
Total assets	$738,382	$1,005,046	$147,587	$(709,914)	$1,181,101

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$10,414	$237	$1,232	$—	$11,883
Intercompany payable (receivable)	267,052	(367,203)	100,151	—	—
Income taxes payable	—	—	3,093	—	3,093
Accounts payable	750	19,105	(133)	—	19,722
Accrued expenses	4,349	66,944	15,562	—	86,855
Accrued compensation and related expenses	—	29,011	15,521	—	44,532
Deferred revenue, current portion	—	29,173	588	—	29,761
Deferred income taxes	—	5	1,181		1,186
Total current liabilities	282,565	(222,728)	137,195	—	197,032

Long-term liabilities:
Long-term debt, net of current portion	459,635	419,586	5,165	—	884,386
Deferred income taxes	(27,548)	76,986	(486)	—	48,952
Deferred revenue, net of current portion	—	618	—	—	618
Other long-term liabilities	10,295	11,889	12,818	—	35,002

Stockholders’ equity:
Total NCO Group, Inc. stockholders’ equity	13,435	718,695	(8,781)	(709,914)	13,435
Noncontrolling interests	—	—	1,676	—	1,676
Total stockholders’ equity	13,435	718,695	(7,105)	(709,914)	15,111
Total liabilities and stockholders’ equity	$738,382	$1,005,046	$147,587	$(709,914)	$1,181,101

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

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended June 30, 2011

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$284,961	$68,453	$(57,208)	$296,206
Portfolio	—	(8,016)	2,888	—	(5,128)
Reimbursable costs and fees	—	82,586	197	—	82,783
Total revenues	—	359,531	71,538	(57,208)	373,861

Operating costs and expenses:
Payroll and related expenses	2	173,885	46,756	(49,793)	170,850
Selling, general and administrative expenses	967	83,580	22,151	(7,415)	99,283
Reimbursable costs and fees	—	82,586	197	—	82,783
Depreciation and amortization expense	—	21,159	4,669	—	25,828
Restructuring charges	—	2,744	332	—	3,076
Total operating costs and expenses	969	363,954	74,105	(57,208)	381,820
Loss from operations	(969)	(4,423)	(2,567)	—	(7,959)

Other income (expense):
Interest and investment income	—	113	(11)	—	102
Interest expense	(11,621)	(9,386)	(158)	—	(21,165)
Interest (expense) income to affiliate	(8,156)	9,737	(1,581)	—	—
Subsidiary (loss) income	(7,143)	(3,733)	—	10,876	—
Other expense, net	—	(34)	(13)	—	(47)
	(26,920)	(3,303)	(1,763)	10,876	(21,110)
(Loss) income before income taxes	(27,889)	(7,726)	(4,330)	10,876	(29,069)

Income tax expense (benefit)	3,764	(1,191)	662	—	3,235

Net (loss) income	(31,653)	(6,535)	(4,992)	10,876	(32,304)

Less: Net loss attributable to noncontrolling interests	—	—	(651)	—	(651)

Net (loss) income attributable to NCO Group, Inc.	$(31,653)	$(6,535)	$(4,341)	$10,876	$(31,653)

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended June 30, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$304,914	$63,414	$(61,340)	$306,988
Portfolio	—	3,862	7,765	—	11,627
Reimbursable costs and fees	—	82,369	60	—	82,429
Total revenues	—	391,145	71,239	(61,340)	401,044

Operating costs and expenses:
Payroll and related expenses	4	180,170	43,338	(47,861)	175,651
Selling, general and administrative expenses	1,044	96,918	28,771	(13,479)	113,254
Reimbursable costs and fees	—	82,369	60	—	82,429
Depreciation and amortization expense	—	21,730	5,627	—	27,357
Restructuring charges	—	5,330	(381)	—	4,949
Total operating costs and expenses	1,048	386,517	77,415	(61,340)	403,640
(Loss) income from operations	(1,048)	4,628	(6,176)	—	(2,596)

Other income (expense):
Interest and investment income	244	(492)	433	—	185
Interest expense	(13,338)	(8,135)	(683)	—	(22,156)
Interest (expense) income to affiliate	(4,639)	6,418	(1,779)	—	—
Subsidiary (loss) income	(4,150)	(5,953)	—	10,103	—
Other (expense) income, net	(90)	1,047	156	—	1,113
	(21,973)	(7,115)	(1,873)	10,103	(20,858)
(Loss) income before income taxes	(23,021)	(2,487)	(8,049)	10,103	(23,454)

Income tax expense (benefit)	2,501	972	(1,608)	—	1,865

Net (loss) income	(25,522)	(3,459)	(6,441)	10,103	(25,319)

Less: Net income attributable to noncontrolling interests	—	—	203	—	203

Net (loss) income attributable to NCO Group, Inc.	$(25,522)	$(3,459)	$(6,644)	$10,103	$(25,522)

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Six Months Ended June 30, 2011

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$577,506	$133,975	$(116,831)	$594,650
Portfolio	—	(18,454)	4,672	—	(13,782)
Reimbursable costs and fees	—	167,473	243	—	167,716
Total revenues	—	726,525	138,890	(116,831)	748,584

Operating costs and expenses:
Payroll and related expenses	4	347,828	90,265	(98,110)	339,987
Selling, general and administrative expenses	1,973	170,646	47,286	(18,721)	201,184
Reimbursable costs and fees	—	167,473	243	—	167,716
Depreciation and amortization expense	—	42,202	9,675	—	51,877
Restructuring charges	—	13,317	1,935	—	15,252
Total operating costs and expenses	1,977	741,466	149,404	(116,831)	776,016
Loss from operations	(1,977)	(14,941)	(10,514)	—	(27,432)

Other income (expense):
Interest and investment income	6	261	(66)	—	201
Interest expense	(24,467)	(17,687)	(839)	—	(42,993)
Interest (expense) income to affiliate	(15,061)	18,228	(3,167)	—	—
Subsidiary (loss) income	(19,931)	(7,838)	—	27,769	—
Other expense, net	—	(228)	(13)	—	(241)
	(59,453)	(7,264)	(4,085)	27,769	(43,033)
(Loss) income before income taxes	(61,430)	(22,205)	(14,599)	27,769	(70,465)

Income tax expense (benefit)	11,414	(2,456)	(3,818)	—	5,140

Net (loss) income	(72,844)	(19,749)	(10,781)	27,769	(75,605)

Less: Net loss attributable to noncontrolling interests	—	—	(2,761)	—	(2,761)

Net (loss) income attributable to NCO Group, Inc.	$(72,844)	$(19,749)	$(8,020)	$27,769	$(72,844)

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Six Months Ended June 30, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$614,258	$140,979	$(125,323)	$629,914
Portfolio	—	11,913	16,011	—	27,924
Reimbursable costs and fees	—	166,655	120	—	166,775
Total revenues	—	792,826	157,110	(125,323)	824,613

Operating costs and expenses:
Payroll and related expenses	8	370,335	86,712	(95,136)	361,919
Selling, general and administrative expenses	2,128	192,941	59,904	(30,187)	224,786
Reimbursable costs and fees	—	166,655	120	—	166,775
Depreciation and amortization expense	—	43,662	11,425	—	55,087
Restructuring charges	—	5,507	876	—	6,383
Total operating costs and expenses	2,136	779,100	159,037	(125,323)	814,950
(Loss) income from operations	(2,136)	13,726	(1,927)	—	9,663

Other income (expense):
Interest and investment income	244	(1,356)	1,385	—	273
Interest expense	(28,620)	(15,938)	(1,199)	—	(45,757)
Interest (expense) income to affiliate	(7,622)	11,194	(3,572)	—	—
Subsidiary (loss) income	(915)	(5,119)	—	6,034	—
Other income, net	38	875	156	—	1,069
	(36,875)	(10,344)	(3,230)	6,034	(44,415)
(Loss) income before income taxes	(39,011)	3,382	(5,157)	6,034	(34,752)

Income tax expense	1,783	2,935	187	—	4,905

Net (loss) income	(40,794)	447	(5,344)	6,034	(39,657)

Less: Net income attributable to noncontrolling interests	—	—	1,137	—	1,137

Net (loss) income attributable to NCO Group, Inc.	$(40,794)	$447	$(6,481)	$6,034	$(40,794)

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(29,959)	$31,581	$(7,060)	$(5,438)

Cash flows from investing activities:
Purchases of accounts receivable	—	—	(1,081)	(1,081)
Collections applied to principal of purchased accounts receivable	—	10,862	7,170	18,032
Proceeds from sales of purchased accounts receivable	—	—	4,300	4,300
Purchases of property and equipment	—	(11,347)	(1,716)	(13,063)
Net cash paid related to acquisitions	—	(20,823)	—	(20,823)
Other	—	733	—	733
Net cash (used in) provided by investing activities	—	(20,575)	8,673	(11,902)

Cash flows from financing activities:
Repayment of notes payable	—	(71)	(798)	(869)
Net borrowings under revolving credit facility	36,000	—	—	36,000
Repayment of borrowings under senior term loan	(27,766)	—	—	(27,766)
Borrowings under (repayments of) intercompany notes payable	24,509	(21,796)	(2,713)	—
Payment of fees related to debt	(2,784)	—	—	(2,784)
Return of investment in subsidiary to noncontrolling interests	—	—	(2,083)	(2,083)
Net cash provided by (used in) financing activities	29,959	(21,867)	(5,594)	2,498

Effect of exchange rate on cash	—	—	(214)	(214)

Net increase in cash and cash equivalents	—	(10,861)	(4,195)	(15,056)

Cash and cash equivalents at beginning of the period	—	19,409	13,668	33,077

Cash and cash equivalents at end of the period	$—	$8,548	$9,473	$18,021

20.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(29,980)	$63,777	$2,589	$36,386

Cash flows from investing activities:
Purchases of accounts receivable	—	(8,202)	(751)	(8,953)
Collections applied to principal of purchased accounts receivable	—	20,665	14,971	35,636
Purchases of property and equipment	—	(11,573)	(674)	(12,247)
Other	—	1,331	—	1,331
Net cash provided by investing activities	—	2,221	13,546	15,767

Cash flows from financing activities:
Repayment of notes payable	—	(164)	(8,317)	(8,481)
Net repayments of revolving credit facility	(17,000)	—	—	(17,000)
Repayment of borrowings under senior term loan	(34,027)	—	—	(34,027)
Borrowings under (repayments of) intercompany notes payable	83,761	(74,998)	(8,763)	—
Payment of fees related to debt	(2,754)	(4)	—	(2,758)
Return of investment in subsidiary to noncontrolling interests	—	—	(2,736)	(2,736)
Net cash provided by (used in) financing activities	29,980	(75,166)	(19,816)	(65,002)

Effect of exchange rate on cash	—	—	(629)	(629)

Net decrease in cash and cash equivalents	—	(9,168)	(4,310)	(13,478)

Cash and cash equivalents at beginning of the period	—	18,984	20,237	39,221

Cash and cash equivalents at end of the period	$—	$9,816	$15,927	$25,743

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

•      the possible combination with APAC;

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

•      risks related to the possible combination with APAC;

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

In April 2011, Portfolio Management sold portfolios of purchased accounts receivable with a book value of $5.0 million. In August 2011, Portfolio Management signed an agreement to sell portfolios of purchased accounts receivable with a book value of $16.9 million, which is expected to close in August 2011 and is subject to customary closing conditions. In connection with the sales, we recorded write-downs of the value of the purchased accounts receivable of $18.6 million during the three months ended March 31, 2011, and $11.2 million during the three months ended June 30, 2011.

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

During the fourth quarter of 2010, we identified $58.3 million of reimbursable costs and fees received from clients associated with certain contractual arrangements acquired in connection with the acquisition of TSYS Total Debt Management that were incorrectly recorded on a net basis, as an offset to selling, general and administrative expenses. Revenue should have included these reimbursable costs and fees, with an equal and offsetting amount charged to operating expenses, due to the fact that we acted as principal and assumed overall risk in the transactions under these contractual arrangements. The adjustment was made in the fourth quarter of 2010 and reflected in the statement of operations for the year ended December 31, 2010. The adjustment was not material to the previously issued financial statements. Revenue and operating expenses for the three and six months ended June 30, 2010 have been revised to reflect the reimbursable costs and fees in both revenue and operating expenses in the statement of operations.

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

On May 19, 2011, we acquired substantially all of the assets of Protocol Direct Marketing, Inc. and certain related entities, referred to as Protocol, a provider of BPO solutions specializing in contact center services, for approximately $20.8 million in cash, subject to certain post-closing adjustments, and the issuance of 9,812 shares of Series B-2 19 percent Preferred Stock and 132,823 shares of Class L Common Stock valued at $3.1 million. The Protocol acquisition was included in the CRM segment.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue.  (dollars in thousands):

	For the Three Months Ended June 30,
		% of		% of
	2011	Revenue	2010	Revenue	$ Change	% Change
ARM	$308,722	82.6%	$334,585	83.4%	$(25,863)	(7.7)%
CRM	75,703	20.2%	66,523	16.6%	9,180	13.8%
Portfolio Management	(6,185)	(1.6)%	10,792	2.7%	(16,977)	(157.3)%
Eliminations	(4,379)	(1.2)%	(10,856)	(2.7)%	6,477	(59.7)%
Total	$373,861	100.0%	$401,044	100.0%	$(27,183)	(6.8)%

ARM’s revenue for the three months ended June 30, 2011 and 2010, included $4.4 million and $10.9 million, respectively, of intercompany revenue from Portfolio Management which was eliminated upon consolidation.

The decrease in ARM’s revenue was primarily attributable to lower volumes in the first-party and third-party collections business during 2011, attributable to the impact of the economy on our clients’ business, and a $6.5 million decrease in fees from collection services performed for Portfolio Management. These decreases were partially offset by a slight improvement in collections. ARM’s revenue for the three months ended June 30, 2011 and 2010 included $82.9 million and $82.7 million, respectively, of reimbursable costs and fees (discussed in more detail below).

The increase in CRM’s revenue was primarily due to the acquisition of Protocol in May 2011, which contributed $7.3 million of revenue, as well as increased client volumes related to the implementation of new business during 2011 and to moving certain business to offshore locations.

Portfolio Management’s revenue for the three months ended June 30, 2011, included an $11.2 million write-down of certain portfolios of purchased accounts receivable, which we anticipate selling in August 2011. Revenue for the three months ended June 30, 2011 also included a $245,000 net recovery of previously recorded impairment charges, which reduced the valuation allowance against the carrying value of the portfolios, compared to a net impairment of $1.6 million for the three months ended June 30, 2010. Portfolio Management’s collections decreased $16.2 million, or 61.8 percent, to $10.0 million for the three months ended June 30, 2011, from $26.2 million for the three months ended June 30, 2010. Excluding the effect of the write-down and the net recoveries, Portfolio Management’s revenue represented 47.0 percent of collections for the three months ended June 30, 2011, as compared to 46.4 percent of collections for the three months ended June 30, 2010. The decrease in revenue and collections was primarily a result of the decision to minimize further investments in purchased accounts receivable during 2010 and 2011.

Payroll and related expenses.  (dollars in thousands):

	For the Three Months Ended June 30,
		% of		% of
	2011	Revenue	2010	Revenue	$ Change	% Change
ARM	$113,795	36.9%	$123,399	36.9%	$(9,604)	(7.8)%
CRM	56,488	74.6%	51,734	77.8%	4,754	9.2%
Portfolio Management	567	(9.2)%	518	4.8%	49	9.5%
Eliminations	—	—	—	—	—	—
Total	$170,850	45.7%	$175,651	43.8%	$(4,801)	(2.7)%

ARM’s payroll and related expenses as a percentage of revenue remained flat, despite the decrease in revenue.  This was primarily due to cost saving initiatives, including off-shoring of back-office functions and ongoing restructuring.

The decrease in CRM’s payroll and related expenses as a percentage of revenue was primarily a result of cost savings initiatives and leveraging its infrastructure over the higher revenue base, attributable to moving new business to offshore locations with a lower cost structure.

Portfolio Management outsources all of its collection services to ARM and, therefore, has a relatively small fixed payroll cost structure.

Selling, general and administrative expenses.  (dollars in thousands):

	For the Three Months Ended June 30,
		% of		% of
	2011	Revenue	2010	Revenue	$ Change	% Change
ARM	$85,022	27.5%	$98,377	29.4%	$(13,355)	(13.6)%
CRM	13,843	18.3%	14,137	21.3%	(294)	(2.1)%
Portfolio Management	4,664	(75.4)%	11,297	104.7%	(6,633)	(58.7)%
Eliminations	(4,246)	97.0%	(10,557)	97.2%	6,311	(59.8)%
Total	$99,283	26.6%	$113,254	28.2%	$(13,971)	(12.3)%

The decrease in ARM’s selling, general and administrative expenses as a percentage of revenue was primarily due to cost saving initiatives, including ongoing restructuring of facilities.

The decrease in CRM’s selling, general and administrative expenses as a percentage of revenue was primarily attributable to cost savings initiatives as well as leveraging its infrastructure over the higher revenue base.

The decrease in Portfolio Management’s selling, general and administrative expenses resulted from a $6.5 million decrease in fees for collection services provided by ARM, which was due to the reduction in purchases of accounts receivable, since these servicing fees are based on collections. Included in Portfolio Management’s selling, general and administrative expenses for the three months ended June 30, 2011 and 2010, was $4.4 million and $10.9 million, respectively, of intercompany expense from ARM, for services provided to Portfolio Management, which was eliminated in consolidation.

Reimbursable costs and fees.  Reimbursable costs and fees consist of court costs, legal fees and repossession fees, representing out-of-pocket expenses that are reimbursed by our clients. Reimbursable costs and fees of $82.8 million and $82.4 million for the three months ended June 30, 2011 and 2010, respectively, are recorded as both revenue and operating expenses on the statement of operations.

Restructuring charges.  During the three months ended June 30, 2011, we incurred restructuring charges of $3.1 million, related to streamlining the cost structure of the Company’s operations. The charges consisted primarily of costs associated with the closing of redundant facilities, severance and professional fees. This compares to $4.9 million of restructuring charges for the three months ended June 30, 2010.

Depreciation and amortization.  Depreciation and amortization decreased to $25.8 million for the three months ended June 30, 2011, from $27.4 million for the three months ended June 30, 2010. The decrease was primarily attributable to lower depreciation resulting from more assets becoming fully depreciated.

Other income (expense).  Interest expense decreased to $21.2 million for the three months ended June 30, 2011, from $22.2 million for the three months ended June 30, 2010. Interest expense for the three months ended June 30, 2011 and 2010 included $620,000 of net gains and $840,000 of net losses, respectively, from interest rate swap agreements and embedded derivatives. Other expense, net for the three months ended June 30, 2011 and 2010 included approximately $220,000 of net losses and $154,000 of net gains, respectively, resulting from foreign exchange contracts.

Income tax expense.  For the three months ended June 30, 2011, we recorded income tax expense of $3.2 million on a pre-tax loss of $29.1 million, or an effective income tax rate of (11.1) percent. For the three months ended June 30, 2010, we recorded income tax expense of $1.9 million on a pre-tax loss of $23.5 million, or an effective tax rate of (8.0) percent. The Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) primarily as a result of the recognition of a valuation allowance on certain domestic net deferred tax assets and income tax expense attributable to state and foreign jurisdictions.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue.  (dollars in thousands):

	For the Six Months Ended June 30,
		% of		% of
	2011	Revenue	2010	Revenue	$ Change	% Change
ARM	$632,850	84.5%	$680,066	82.5%	$(47,216)	(6.9)%
CRM	144,084	19.3%	143,057	17.3%	1,027	0.7%
Portfolio Management	(15,668)	(2.1)%	26,066	3.2%	(41,734)	(160.1)%
Eliminations	(12,682)	(1.7)%	(24,576)	(3.0)%	11,894	(48.4)%
Total	$748,584	100.0%	$824,613	100.0%	$(76,029)	(9.2)%

ARM’s revenue for the six months ended June 30, 2011 and 2010, included $12.7 million and $24.6 million, respectively, of intercompany revenue from Portfolio Management which was eliminated upon consolidation.

The decrease in ARM’s revenue was primarily attributable to lower volumes in the first-party and third-party collections business during 2011, attributable to the impact of the economy on our clients’ business, and an $11.9 million decrease in fees from collection services performed for Portfolio Management. These decreases were partially offset by a slight improvement in collections. ARM’s revenue for the six months ended June 30, 2011 and 2010 included $168.0 million and $166.8 million, respectively, of reimbursable costs and fees (discussed in more detail below).

The increase in CRM’s revenue was primarily due to the acquisition of Protocol in May 2011, which contributed $7.3 million of revenue, as well as increased client volume related to the implementation of new contracts during 2011, partially offset by lower volumes from certain existing clients attributable to the impact of the economy on the clients’ business.

Portfolio Management’s revenue for the six months ended June 30, 2011, included a $29.8 million write-down of certain portfolios of purchased accounts receivable, which were either sold in April 2011 or are expected to be sold in August 2011. Revenue for the six months ended June 30, 2011, also included a $1.7 million net recovery of previously recorded impairment charges, compared to an impairment charge of $303,000 for the six months ended June 30, 2010. Portfolio Management’s collections decreased $31.1 million, or 51.9 percent, to $28.8 million for the six months ended June 30, 2011, from $59.9 million for the six months ended June 30, 2010. Excluding the effect of the write-down and the recoveries of impairment charges, Portfolio Management’s revenue represented 42.4 percent of collections for the six months ended June 30, 2011, as compared to 43.1 percent of collections for the six months ended June 30, 2010. The decrease in revenue and collections was primarily a result of the decision to minimize further investments in purchased accounts receivable during 2010 and 2011.

Payroll and related expenses.  (dollars in thousands):

	For the Six Months Ended June 30,
		% of		% of
	2011	Revenue	2010	Revenue	$ Change	% Change
ARM	$231,742	36.6%	$252,069	37.1%	$(20,327)	(8.1)%
CRM	107,093	74.3%	108,140	75.6%	(1,047)	(1.0)%
Portfolio Management	1,152	(7.4)%	1,710	6.6%	(558)	(32.6)%
Eliminations	—	—	—	—	—	—
Total	$339,987	45.4%	$361,919	43.9%	$(21,932)	(6.1)%

The decrease in ARM’s payroll and related expenses as a percentage of revenue was primarily due to cost saving initiatives, including off-shoring of back-office functions and ongoing restructuring.

The decrease in CRM’s payroll and related expenses as a percentage of revenue was primarily a result of cost savings initiatives and leveraging its infrastructure over the higher revenue base, attributable to moving new business to offshore locations with a lower cost structure.

Portfolio Management outsources all of its collection services to ARM and, therefore, has a relatively small fixed payroll cost structure.

Selling, general and administrative expenses.  (dollars in thousands):

	For the Six Months Ended June 30,
		% of		% of
	2011	Revenue	2010	Revenue	$ Change	% Change
ARM	$172,310	27.2%	$194,960	28.7%	$(22,650)	(11.6)%
CRM	28,027	19.5%	28,289	19.8%	(262)	(0.9)%
Portfolio Management	13,266	(84.7)%	25,489	97.8%	(12,223)	(48.0)%
Eliminations	(12,419)	97.9%	(23,952)	97.5%	11,533	(48.2)%
Total	$201,184	26.9%	$224,786	27.3%	$(23,602)	(10.5)%

The decrease in ARM’s selling, general and administrative expenses as a percentage of revenue was primarily due to cost saving initiatives, including ongoing restructuring of facilities.

The slight decrease in CRM’s selling, general and administrative expenses as a percentage of revenue was primarily attributable to leveraging its infrastructure over the higher revenue base.

The decrease in Portfolio Management’s selling, general and administrative expenses resulted from an $11.9 million decrease in fees for collection services provided by ARM, which was due to the reduction in purchases of accounts receivable, since these fees are based on collections. Included in Portfolio Management’s selling, general and administrative expenses for the six months ended June 30, 2011 and 2010, was $12.7 million and $24.6 million, respectively, of intercompany expense from ARM, for services provided to Portfolio Management, which was eliminated in consolidation.

Reimbursable costs and fees.  Reimbursable costs and fees consist of court costs, legal fees and repossession fees, representing out-of-pocket expenses that are reimbursed by our clients. Reimbursable costs and fees of $167.7 million and $166.8 million for the six months ended June 30, 2011 and 2010, respectively, are recorded as both revenue and operating expenses on the statement of operations.

Restructuring charges.  During the six months ended June 30, 2011, we incurred restructuring charges of $15.3 million, related to streamlining the cost structure of the Company’s operations. The charges consisted primarily of costs associated with the closing of redundant facilities, severance and professional fees. This compares to $6.4 million of restructuring charges for the six months ended June 30, 2010. The severance accrual recorded for the six months ended June 30, 2011, included approximately $3.4 million related to termination benefits provided to our former President and Chief Executive Officer, who remains as our Chairman of the Board of Directors.

Depreciation and amortization.  Depreciation and amortization decreased to $51.9 million for the six months ended June 30, 2011, from $55.1 million for the six months ended June 30, 2010. The decrease was primarily attributable to lower depreciation resulting from more assets becoming fully depreciated.

Other income (expense).  Interest expense decreased to $43.0 million for the six months ended June 30, 2011, from $45.8 million for the six months ended June 30, 2010. Interest expense for the six months ended June 30, 2011 and 2010 included $157,000 and $3.1 million, respectively, of net losses from interest rate swap agreements and embedded derivatives. Other income, net for the six months ended June 30, 2011 and 2010 included approximately $220,000 of net losses and $352,000 of net gains, respectively, resulting from foreign exchange contracts.

Income tax expense.  For the six months ended June 30, 2011, we recorded income tax expense of $5.1 million on a pre-tax loss of $70.5 million, or an effective income tax rate of (7.3) percent. For the six months ended June 30, 2010, we recorded income tax expense of $4.9 million on a pre-tax loss of $34.8 million, or an effective income tax rate of (14.1) percent. The change in the effective income tax rate was due primarily to the recognition of a valuation allowance on certain domestic net deferred tax assets and income tax expense to be paid in state and foreign jurisdictions.

Liquidity and Capital Resources

Our primary sources of cash are cash flows from operations, bank borrowings, and equity and debt offerings. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, and working capital to support our growth.

The cash flow from our contingency collection business is dependent upon our ability to collect from consumers and businesses. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. The cash flows from our first-party collections and our CRM businesses are dependent upon the volume of business that our clients place with us. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our expected future cash flows.

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

On July 7, 2011, APAC Customer Services, Inc. (“APAC”), a leader in global outsourced services and solutions, and OEP announced that they had entered into a definitive merger agreement under which an affiliate of OEP will acquire 100% of APAC, through an all-cash transaction with an aggregate equity value of approximately $470 million. The transaction is expected to close in the fourth quarter of 2011, subject to the satisfaction of customary closing conditions, including approval of APAC’s shareholders. OEP has announced that it will seek to combine APAC with the Company to build market leadership in business process outsourcing and customer care solutions. The terms of such combination have not been finalized and there can be no assurance that any such combination will be completed. We may have to borrow money, incur liabilities, or sell or issue stock as part of the combination and we may not be able to do so on terms favorable to us. Additional borrowings and liabilities may have a materially adverse effect on our liquidity and capital resources.

We have a senior credit facility that consists of a term loan ($479.5 million outstanding as of June 30, 2011) and a $75.0 million revolving credit facility ($46.0 million outstanding as of June 30, 2011). Additionally, we have $165.0 million of floating rate senior notes and $200.0 million 11.875 percent senior subordinated notes outstanding. As a result, we are significantly leveraged.

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

At June 30, 2011, our leverage ratio was 5.69, compared to the covenant maximum of 6.75, and our interest coverage ratio was 1.98, compared to the covenant minimum of 1.65. We were in compliance with all required financial covenants under our senior credit facility and we were not aware of any events of default as of June 30, 2011.

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

Cash Flows from Operating Activities.  Cash used in operating activities was $5.4 million for the six months ended June 30, 2011, compared to cash provided by operating activities of $36.4 million for the six months ended June 30, 2010. The change was primarily attributable to the changes in working capital due to the timing of payments of operating items, as well as lower operating results for the six months ended June 30, 2011.

Cash Flows from Investing Activities.  Cash used in investing activities was $11.9 million for the six months ended June 30, 2011, compared to cash provided by investing activities of $15.8 million for the six months ended June 30, 2010. The change was primarily attributable to $20.8 million of cash paid to acquire Protocol, as well as lower collections of purchased accounts receivable, net of purchases.

Cash Flows from Financing Activities.  Cash provided by financing activities was $2.5 million for the six months ended June 30, 2011, compared to cash used in financing activities of $65.0 million for the six months ended June 30, 2010. The change was due primarily to increased borrowings under our revolving credit facility during the six months ended June 30, 2011, partially due to the acquisition of Protocol, compared to net repayments in the prior period.

Senior Credit Facility.  Our senior credit facility is with a syndicate of financial institutions and consists of a term loan and a $75.0 million revolving credit facility. We are required to make quarterly principal repayments of approximately $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. We are also required to make quarterly prepayments of 75 percent of the excess cash flow from our purchased accounts receivable, and annual prepayments of 75 percent or 50 percent of our excess annual cash flow, based on our leverage ratio, less the amounts paid during the year from the purchased accounts receivable excess cash flow prepayments. The revolving credit facility requires no minimum principal payments until its maturity in December 2012. At June 30, 2011, the balance outstanding on the term loan was $479.5 million and there was $46.0 million outstanding on the revolving credit facility. The availability of the revolving credit facility is reduced by any unused letters of credit ($6.9 million at June 30, 2011). As of June 30, 2011, we had $22.1 million of remaining availability under the revolving credit facility.

All borrowings bear interest at an annual variable rate, based on either the prime rate (3.25 percent at June 30, 2011), the federal funds rate (0.07 percent at June 30, 2011) or LIBOR (0.19 percent 30-day LIBOR at June 30, 2011) plus an applicable margin, which is based on the type of rate and our funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined in the loan agreement, subject to certain interest rate minimum requirements. We are charged a quarterly commitment fee on the unused portion of the revolving credit facility at an annual rate ranging from 0.50 percent to 0.75 percent. The effective interest rate on the senior credit facility was approximately 7.78 percent and 9.18 percent for the three months ended June 30, 2011 and 2010, respectively, and 8.19 percent and 9.20 percent for the six months ended June 30, 2011 and 2010, respectively.

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

Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in corporate tax rates, and inflation. We employ risk management strategies that may include the use of derivatives, such as interest rate swap agreements, interest rate cap agreements, and foreign currency forwards and options to manage these exposures. As of June 30, 2011, none of our derivatives were accounted for as hedges. We do not enter into derivatives for trading purposes.

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

Interest Rate Risk.  At June 30, 2011, we had $691.2 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year.

Critical Accounting Policies and Estimates

General.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the following accounting policies and estimates are the most critical and could have the most impact on our results of operations: goodwill, other intangible assets and purchase accounting, revenue recognition for purchased accounts receivable, income taxes, and allowance for doubtful accounts. These are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note 2 to our 2010 financial statements, both of which are included in our Annual Report on Form 10-K for the year ended December 31, 2010. During the six months ended June 30, 2011, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies.

Recently Issued Accounting Guidance

For a discussion of recently issued accounting guidance, see note 18 in our Notes to Consolidated Financial Statements included in this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2011. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to determine whether any changes occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended June 30, 2011.

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

Attorneys General:

From time to time, the Company receives subpoenas or other similar information requests from various states’ Attorneys General, requesting information relating to the Company’s debt collection practices in such states. The Company responds to such inquiries or investigations and provides certain information to the respective Attorneys General offices. The Company believes it is in compliance with the laws of the states in which it does business relating to debt collection practices in all material respects. However, no assurance can be given that any such inquiries or investigations will not result in a formal investigation or an enforcement action. Any such enforcement actions could result in fines as well as the suspension or termination of the Company’s ability to conduct business in such states.

Other:

The Company is involved in other legal proceedings, regulatory investigations, client audits and tax examinations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings, regulatory investigations or tax examinations will have a materially adverse effect on the financial condition or results of operations of the Company.

Item 1A.        Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, referred to as the “2010 Form 10-K”, which could materially affect our business, financial condition or future results. Except as set forth below, the risk factors in our 2010 Form 10-K have not materially changed. The risks described herein and in our 2010 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The potential combination with APAC presents additional risks to the Company.

On July 7, 2011, APAC Customer Services, Inc. (“APAC”), a leader in global outsourced services and solutions, and OEP announced that they had entered into a definitive merger agreement under which an affiliate of OEP will acquire 100% of APAC, through an all-cash transaction with an aggregate equity value of approximately $470 million. The transaction is expected to close in the fourth quarter of 2011, subject to the satisfaction of customary closing conditions, including approval of APAC’s shareholders. OEP has announced that it will seek to combine APAC with the Company to build market leadership in business process outsourcing and customer care solutions. The terms of such combination have not been finalized and there can be no assurance that any such combination will be completed. We may have to borrow money, incur liabilities, or sell or issue stock as part of the combination and we may not be able to do so on terms favorable to us. Additional borrowings and liabilities may have a materially adverse effect on our liquidity and capital resources. Completing any such combination involves a number of risks, including diverting management’s attention from our daily operations, the use of additional management, operational and financial resources, system conversions, and the inability to maintain key pre-combination relationships with customers, suppliers and employees. We might not be able to successfully integrate the combination into our business or operate the combined businesses profitably, and we may be subject to unanticipated problems and liabilities of APAC.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2011, the Company issued 9,812 shares of Series B-2 19 percent Preferred Stock and 132,823 shares of Class L Common Stock to the sellers as partial consideration for the acquisition of Protocol.  In addition, the Company paid cash consideration of $20.8 million, subject to certain post-closing adjustments.

The sale and issuance of the securities in the transaction described above was exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act. The Company relied on representations made by the sellers that they were acquiring the securities for investment and not with a view to the distribution of such securities and that they had such knowledge and experience in business and financial matters that they were capable of evaluating the merits and risks of an investment in the securities, among others.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    [Removed and Reserved]

Item 5.    Other Information

(a)   The information set forth under “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” is incorporated herein by reference.

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

101                             The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NCO Group, Inc.

Date: August 15, 2011	By:	/s/ Ronald A. Rittenmeyer
Ronald A. Rittenmeyer
President and Chief Executive Officer
(principal executive officer)

Date: August 15, 2011	By:	/s/ John R. Schwab
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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.