Form 10-Q
period 2011-09-30
NCO Group, Inc.
filed 2011-11-14
CIK 1397772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of each of the issuer’s classes of common stock as of November 11, 2011 was: 2,960,847 shares of Class A common stock, $0.01 par value and 532,637 shares of Class L common stock, $0.01 par value.

NCO GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements

NCO GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except per share amounts)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents (includes cash and cash equivalents of consolidated variable interest entities: 2011, $437; 2010, $357)	$19,775	$33,077
Accounts receivable, trade, net of allowance for doubtful accounts of $5,325 and $5,796, respectively	185,637	171,350
Deferred income taxes	9,038	9,084
Prepaid expenses and other current assets (includes purchased accounts receivable of consolidated variable interest entities: 2011, $667; 2010, $8,307)	61,394	81,221
Total current assets	275,844	294,732

Funds held on behalf of clients (note 9)

Property and equipment, net	91,343	99,089

Other assets:
Goodwill	486,730	480,757
Trade names, net of accumulated amortization	83,205	83,508
Customer relationships and other intangible assets, net of accumulated amortization	151,748	195,071
Deferred income taxes	3,967	4,249
Other assets (includes purchased accounts receivable of consolidated variable interest entities: 2011, $1,979; 2010, $13,973)	29,805	80,307
Total other assets	755,455	843,892
Total assets	$1,122,642	$1,237,713

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Long-term debt, current portion	$8,887	$22,124
Income taxes payable	3,927	4,662
Accounts payable	18,853	19,787
Accrued expenses (includes accrued expenses of consolidated variable interest entities: 2011, $23; 2010, $666)	98,176	91,280
Accrued compensation and related expenses	40,420	36,578
Deferred revenue, current portion	30,023	31,299
Deferred income taxes	1,833	1,158
Total current liabilities	202,119	206,888

Funds held on behalf of clients (note 9)

Long-term liabilities:
Long-term debt, net of current portion	850,987	867,229
Deferred income taxes (includes deferred income taxes of consolidated variable interest entities: 2011, $2,134; 2010, $2,135)	49,595	45,763
Deferred revenue, net of current portion	791	696
Other long-term liabilities	37,044	30,211

Commitments and contingencies (note 16)

Stockholders’ (deficit) equity:
Preferred stock, par value $0.01 per share, 7,500 shares authorized, 4,039 and 3,626 shares issued and outstanding, respectively	40	36
Class L common stock, par value $0.01 per share, 800 shares authorized, 533 and 400 shares issued and outstanding, respectively	5	4
Class A common stock, par value $0.01 per share, 4,500 shares authorized, 2,961 shares issued and outstanding	30	30
Additional paid-in capital	767,955	764,535
Accumulated other comprehensive income	4,294	5,043
Accumulated deficit	(790,674)	(689,242)
Total NCO Group, Inc. stockholders’ (deficit) equity	(18,350)	80,406
Noncontrolling interests	456	6,520
Total stockholders’ (deficit) equity	(17,894)	86,926
Total liabilities and stockholders’ (deficit) equity	$1,122,642	$1,237,713

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$303,970	$292,166	$903,241	$928,357
Reimbursable costs and fees	79,923	90,919	247,639	257,694
Total revenues	383,893	383,085	1,150,880	1,186,051

Operating costs and expenses:
Payroll and related expenses	177,536	164,831	513,462	521,738
Selling, general and administrative expenses	95,132	97,723	287,906	306,076
Reimbursable costs and fees	79,923	90,919	247,639	257,694
Depreciation and amortization expense	25,660	27,269	77,530	82,292
Restructuring charges	7,627	7,445	23,509	12,685
Total operating costs and expenses	385,878	388,187	1,150,046	1,180,485

(Loss) income from continuing operations	(1,985)	(5,102)	834	5,566

Other income (expense):
Interest and investment income	62	112	382	757
Interest expense	(21,639)	(22,661)	(64,773)	(67,883)
Other (expense) income, net	(564)	1,156	(805)	2,225
Total other income (expense)	(22,141)	(21,393)	(65,196)	(64,901)
Loss from continuing operations before income taxes	(24,126)	(26,495)	(64,362)	(59,335)

Income tax expense	2,326	2,065	7,354	6,849

Net loss from continuing operations	(26,452)	(28,560)	(71,716)	(66,184)

Discontinued operations (note 5):
Loss from operations of discontinued business	(1,913)	(5,179)	(32,142)	(7,091)
Income tax expense	524	61	636	182
Net loss from discontinued operations	(2,437)	(5,240)	(32,778)	(7,273)

Net loss	(28,889)	(33,800)	(104,494)	(73,457)

Less: Net (loss) income attributable to noncontrolling interests	(301)	(273)	(3,062)	864

Net loss attributable to NCO Group, Inc.	$(28,588)	$(33,527)	$(101,432)	$(74,321)

See accompanying notes.

NCO GROUP, INC

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(104,494)	$(73,457)
Less: Loss from discontinued operations	(32,778)	(7,273)
Loss from continuing operations	(71,716)	(66,184)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	77,530	82,292
Provision for doubtful accounts	1,177	1,088
Noncash interest	7,050	5,274
Deferred income taxes	15,768	8,362
Other	8,645	1,380
Changes in operating assets and liabilities:
Accounts receivable, trade	(3,567)	7,025
Accounts payable and accrued expenses	5,690	9,320
Income taxes payable	(753)	3,930
Other assets and liabilities	(3,697)	67
Cash provided by operating activities of continuing operations	36,127	52,554
Cash used in operating activities of discontinued operations	(17,077)	(2,178)
Net cash provided by operating activities	19,050	50,376

Cash flows from investing activities:
Purchases of property and equipment	(18,510)	(18,376)
Net cash paid related to acquisitions	(20,827)	(1,600)
Other	3,993	6,849
Cash used in investing activities of continuing operations	(35,344)	(13,127)
Cash provided by investing activities of discontinued operations	37,595	31,169
Net cash provided by investing activities	2,251	18,042

Cash flows from financing activities:
Repayment of notes payable	(611)	(3,670)
Net borrowings (repayments) under revolving credit facility	20,000	(17,000)
Repayment of borrowings under senior term loan	(47,029)	(40,541)
Payment of debt financing fees	(2,784)	(2,758)
Return of investment in subsidiary to noncontrolling interests	(260)	(222)
Cash used in financing activities of continuing operations	(30,684)	(64,191)
Cash used in financing activities of discontinued operations	(4,068)	(11,810)
Net cash used in financing activities	(34,752)	(76,001)

Effect of exchange rate on cash	149	(28)

Net decrease in cash and cash equivalents	(13,302)	(7,611)

Cash and cash equivalents at beginning of the period	33,077	39,221

Cash and cash equivalents at end of the period	$19,775	$31,610

See accompanying notes.

NCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.            Nature of Operations:

NCO Group, Inc. is a holding company and conducts substantially all of its business operations through its subsidiaries (collectively, the “Company” or “NCO”). NCO is an international provider of business process outsourcing solutions, primarily focused on accounts receivable management (“ARM”) and customer relationship management (“CRM”). NCO provides services through over 100 offices throughout North America, Asia, Europe and Australia. The Company provides services to more than 14,000 active clients, including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, retail and commercial, utilities, education and government, technology and transportation/logistics services. These clients are primarily located throughout North America, Europe and Australia. Excluding reimbursable costs and fees, the Company’s largest client during the nine months ended September 30, 2011, was in the telecommunications sector and represented 7.4 percent of the Company’s consolidated revenue for the nine months ended September 30, 2011.

Historically, the Company’s Portfolio Management business (“Portfolio Management”) had also purchased and collected past due consumer accounts receivable from consumer creditors. Beginning in 2009, the Company significantly reduced its purchases of accounts receivable and made a decision to minimize further investments in the future. In April and August 2011, Portfolio Management sold substantially all of its portfolios of purchased accounts receivable. The sold portfolios and related results are presented as discontinued operations on the consolidated statements of operations and statements of cash flows, and prior periods have been restated (note 5).

As of September 30, 2011, the Company’s business consists of two operating segments: ARM and CRM.

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

2.     Accounting Policies (continued):

Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. The December 31, 2010 balance sheet was derived from the consolidated audited financial statements of the Company, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as otherwise disclosed herein) considered necessary for a fair statement have been included. Because of the seasonal nature of the Company’s business, operating results for the three-month and nine-month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other interim period.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”).

Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Reclassifications:

Certain amounts in the consolidated statements of cash flows for the nine months ended September 30, 2010 have been reclassified for comparative purposes.

Reimbursable Costs and Fees:

During the fourth quarter of 2010, the Company identified $58.3 million of reimbursable costs and fees received from clients associated with certain contractual arrangements acquired in connection with the acquisition of TSYS Total Debt Management that were incorrectly recorded on a net basis, as an offset to selling, general and administrative expenses. Revenue should have included these reimbursable costs and fees, with an equal and offsetting amount charged to operating expenses, due to the fact that the Company acted as principal and assumed overall risk in the transactions under these contractual arrangements. The adjustment was made in the fourth quarter of 2010 and reflected in the statement of operations for the year ended December 31, 2010. The adjustment was not material to the previously issued financial statements. Revenue and operating expenses for the three and nine months ended September 30, 2010 have been revised to reflect the reimbursable costs and fees in both revenue and operating expenses in the statement of operations. The following summarizes the impact of this revision on the statement of operations for the three and nine months ended September 30, 2010 (in thousands):

	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2010
	Adjustments	Adjustments
Total revenues	$16,692	$42,068
Total operating costs and expenses	16,692	42,068
Loss from operations	—	—
Loss before income taxes	—	—
Net loss attributable to NCO Group, Inc.	—	—

3.     Restructuring Charges:

The Company has several restructuring plans under which it has recorded restructuring charges, primarily in conjunction with streamlining the cost structure of the Company’s operations. These charges primarily related to the elimination of certain redundant facilities, severance costs and other costs, which primarily relate to professional fees incurred in connection with a strategic review of the Company’s operations undertaken in 2011. The severance accrual recorded for the nine months ended September 30, 2011, included approximately $3.4 million related to termination benefits provided to the Company’s former President and Chief Executive Officer, who remains as the Company’s Chairman of the Board of Directors. The Company currently expects to pay the remaining severance balance through 2014 and the remaining lease balance through 2016. The following presents the activity in the accruals recorded for restructuring charges (amounts in thousands):

	Leases	Severance	Other	Total
Balance at December 31, 2010	$12,428	$1,555	$—	$13,983
Accruals	11,830	7,245	3,717	22,792
Cash payments	(7,085)	(4,056)	(2,761)	(13,902)
Property and equipment write-offs	(253)	—	—	(253)
Balance at September 30, 2011	$16,920	$4,744	$956	$22,620

4.      Business Combinations:

On May 19, 2011, the Company acquired substantially all of the assets of Protocol Direct Marketing, Inc. and certain related entities (“Protocol”), a provider of business process outsourcing service (“BPO”) solutions specializing in contact center services, for approximately $20.8 million in cash, subject to certain post-closing adjustments, and the issuance of 9,812 shares of Series B-2 19 percent Preferred Stock and 132,823 shares of Class L Common Stock. Based on preliminary estimates, the Company valued the stock issuance at $3.1 million, allocated $5.1 million of the purchase price to customer relationships, with an estimated useful life of 5 years, and recorded goodwill of $6.3 million, which is deductible for tax purposes, in the CRM segment. As a result of the acquisition, the Company expects to enhance its CRM market penetration and capabilities, and to expand its current customer base.

5.      Discontinued Operations:

In April and August 2011, Portfolio Management sold portfolios of purchased accounts receivable with an aggregate book value of $18.8 million. This book value includes the impact of write-downs of the value of the purchased accounts receivable of $18.6 million recorded during the three months ended March 31, 2011, and $10.8 million recorded during the three months ended June 30, 2011, which were recorded in connection with the dispositions.

Subsequent to the August sale, which constituted a significant portion of the Company’s remaining purchased accounts receivable portfolio, the results of the Portfolio Management business are presented as discontinued operations on the consolidated statements of operations and statements of cash flows, and prior periods have been restated. The remaining portfolios of purchased accounts receivable are not significant and are now included as part of ARM. As of September 30, 2011 and December 31, 2010, purchased accounts receivable of $2.6 million and $29.7 million, respectively, were included in prepaid expenses and other current assets, and $1.2 million and $48.9 million, respectively, were included in other assets on the consolidated balance sheet.

The following presents the amounts of revenue and pre-tax loss reporting in discontinued operations (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	$962	$4,154	$(17,441)	$25,801
Pre-tax loss	(1,913)	(5,179)	(32,142)	(7,091)

6.      Deferred Revenue:

Deferred revenue primarily relates to prepaid fees for ARM collection and letter services for which revenue is recognized when the services are provided or the time period for which the Company is obligated to provide the services has expired. The following summarizes the change in the balance of deferred revenue (amounts in thousands):

Balance at December 31, 2010	$31,995
Additions	28,967
Revenue recognized	(30,140)
Foreign currency translation adjustment	(8)
Balance at September 30, 2011	$30,814

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

	At Fair Value as of
	September 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Forward exchange contracts	$—	$56	$—	$56	$—	$—	$—	$—

Total assets	$—	$56	$—	$56	$—	$—	$—	$—

Liabilities:
Interest rate swaps	$—	$—	$—	$—	$—	$1,489	$—	$1,489
Forward exchange contracts	—	1,090	—	1,090	—	—	—	—
Other	—	—	30	30	—	—	2,486	2,486

Total liabilities	$—	$1,090	$30	$1,120	$—	$1,489	$2,486	$3,975

During the nine months ended September 30, 2011, there were no transfers in or out of the Company’s Level 1, Level 2 or Level 3 fair value measurements.

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

7.      Fair Value (continued):

Recurring Measurement (continued):

The following summarizes the change in the fair value of the level three financial liabilities, which relate to discontinued operations (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance at beginning of period	$1,502	$2,140	$2,486	$3,306
Accrued interest additions	71	134	306	543
Payments	(1,559)	(562)	(2,319)	(1,376)
Change in fair value	16	127	(443)	(634)
Balance at end of period	$30	$1,839	$30	$1,839

Non-Recurring Measurement:

The Company has goodwill and other intangible assets that are measured at fair value on a non-recurring basis and are adjusted to fair value only when their carrying values exceed their fair values. Inputs used to value these assets are considered Level 3 measurements because they are unobservable.

During the nine months ended September 30, 2011 and 2010, there were no adjustments to fair value as there were no indicators that would have required interim testing. The Company performs its annual testing of indefinite-lived intangible assets during the fourth quarter of each year.

Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Cash Equivalents, Trade Accounts Receivable, and Accounts Payable:

The carrying amount reported in the balance sheets approximates fair value because of the short maturity of these instruments.

Long-Term Debt:

The following presents the carrying values and the estimated fair values of the Company’s long-term debt at September 30, 2011 (amounts in thousands):

	Carrying Value	Fair Value
Senior term loan	$460,191	$461,316
Senior revolving credit facility	30,000	29,986
Senior subordinated notes	200,000	182,000
Senior notes	165,000	143,138

The fair values of the Company’s senior term loan and senior revolving credit facility were based on market interest rates for debt with similar credit ratings. The fair values of the Company’s senior notes and senior subordinated notes were based on their approximate trading prices at September 30, 2011.

8.     Purchased Accounts Receivable:

In April and August 2011, Portfolio Management sold portfolios of purchased accounts receivable with an aggregate book value of $18.8 million. This book value includes the impact of write-downs of the value of the purchased accounts receivable of $18.6 million recorded during the three months ended March 31, 2011, and $10.8 million recorded during the three months ended June 30, 2011, which were recorded in connection with the dispositions.

Subsequent to the August sale, which constituted a significant portion of the Company’s remaining purchased accounts receivable portfolio, the results of the Portfolio Management business are presented as discontinued operations on the consolidated statements of operations and statements of cash flows, and prior periods have been restated. The remaining portfolios of purchased accounts receivable are not significant and are now included as part of ARM.

As of September 30, 2011 and December 31, 2010, the carrying value of the Company’s purchased accounts receivable was $3.8 million and $78.6 million, respectively. As of September 30, 2011 and December 31, 2010, $2.6 million and $29.7 million, respectively, was included in prepaid expenses and other current assets, and $1.2 million and $48.9 million, respectively, was included in other assets on the consolidated balance sheet. The total outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $1.6 billion and $55.8 billion at September 30, 2011and December 31, 2010, respectively.

The following summarizes the change in the carrying amount of the purchased accounts receivable (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance at beginning of period	$29,471	$111,430	$78,607	$138,429
Purchases	566	1,937	1,647	10,890
Collections	(7,546)	(22,700)	(39,582)	(85,831)
Revenue recognized	1,919	11,126	15,923	38,621
Write-downs	397	—	(29,422)	—
Proceeds from portfolio sales applied to carrying value	(14,484)	(323)	(18,784)	(323)
Allowance recovery (impairment), net	(6,311)	(7,081)	(4,523)	(7,220)
Other	(231)	323	(85)	146
Balance at end of period	$3,781	$94,712	$3,781	$94,712

The following presents the change in the allowance for impairment of purchased accounts receivable (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance at beginning of period	$91,751	$144,488	$158,694	$144,397
Additions	6,333	8,378	6,646	11,589
Recoveries	(22)	(1,297)	(2,123)	(4,369)
Portfolio sales	(89,598)	—	(154,778)	—
Other	(16)	40	9	(8)
Balance at end of period	$8,448	$151,609	$8,448	$151,609

8.     Purchased Accounts Receivable (continued):

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following presents the change in accretable yield (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance at beginning of period	$11,314	$89,476	$55,753	$112,108
Additions	413	1,077	1,413	7,602
Write-downs	—	—	(33,926)	—
Revenue recognition	(1,919)	(11,126)	(15,923)	(38,621)
Reclassifications to nonaccretable difference	(5,811)	(8,906)	(3,117)	(10,797)
Foreign currency translation adjustment	366	(340)	163	(111)
Balance at end of period	$4,363	$70,181	$4,363	$70,181

During the three months ended September 30, 2011 and 2010, the Company purchased accounts receivable with a cost of $566,000 and $1.9 million, respectively, that had contractually required payments receivable at the date of acquisition of $7.6 million and $74.0 million, respectively, and expected future cash flows at the date of acquisition of $1.0 million and $3.0 million, respectively. During the nine months ended September 30, 2011 and 2010, the Company purchased accounts receivable with a cost of $1.6 million and $10.9 million, respectively, that had contractually required payments receivable at the date of acquisition of $44.1 million and $649.8 million, respectively, and expected future cash flows at the date of acquisition of $3.1 million and $18.5 million, respectively.

9.     Funds Held on Behalf of Clients:

In the course of the Company’s regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $110.4 million and $70.5 million at September 30, 2011 and December 31, 2010, respectively, have been shown net of their offsetting liability for financial statement presentation.

10.       Goodwill and Other Intangible Assets:

Goodwill is allocated and tested at the reporting unit level. Goodwill is tested for impairment each year during the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No event occurred or circumstances changed since the last annual test that would more likely than not reduce the fair value of a reporting unit below its carrying value. However, if the Company continues to experience adverse effects of the challenging economic and business environment, including changes in financial projections, the Company may have to recognize an impairment of all or some portion of its goodwill.  The Company’s reporting units are ARM and CRM.

10.  Goodwill and Other Intangible Assets (continued):

The following summarizes the change in the Company’s reporting unit’s goodwill (amounts in thousands):

	ARM	CRM	Total
Balance at January 1, 2011:
Goodwill	$553,962	$—	$553,962
Accumulated impairment	(73,205)	—	(73,205)
	480,757	—	480,757

Protocol acquisition	—	6,261	6,261
Foreign currency translation and other	(288)	—	(288)

Balance at September 30, 2011:
Goodwill	553,674	6,261	559,935
Accumulated impairment	(73,205)	—	(73,205)
	$480,469	$6,261	$486,730

Trade names include the NCO trade name, which is an indefinite-lived intangible asset and therefore is not subject to amortization. Similar to goodwill, the NCO trade name is reviewed at least annually for impairment. At September 30, 2011, the balance of the NCO trade name was $82.6 million.

Trade names also include certain trade names which are not considered to have indefinite lives and are therefore subject to amortization. At September 30, 2011, the gross carrying amount of these trade names was $2.0 million, and the accumulated amortization was $1.4 million.

Other intangible assets subject to amortization consist of customer relationships and non-compete agreements. The following represents the other intangible assets subject to amortization (amounts in thousands):

	September 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$443,203	$292,053	$438,332	$244,288
Non-compete agreements	3,372	2,774	3,372	2,345

Total	$446,575	$294,827	$441,704	$246,633

The increase in customer relationships was due to the acquisition of Protocol in May 2011. The Company recorded amortization expense for intangible assets of $16.3 million and $16.2 million during the three months ended September 30, 2011 and 2010, respectively, and $48.8 million and $48.4 million during the nine months ended September 30, 2011 and 2010, respectively.

The following represents the Company’s expected amortization expense from these other intangible assets over the next five years (amounts in thousands):

For the Years Ended December 31,	Estimated Amortization Expense

2011	$64,742
2012	60,874
2013	54,616
2014	16,780
2015	3,623

11.  Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2011	December 31, 2010
Senior term loan	$460,191	$507,220
Senior revolving credit facility	30,000	10,000
Senior subordinated notes	200,000	200,000
Senior notes	165,000	165,000
Capital leases and other	4,683	7,133
Less current portion	(8,887)	(22,124)
	$850,987	$867,229

Senior Credit Facility:

The Company has a senior credit facility (“Credit Facility”) with a syndicate of financial institutions that consists of a term loan and a $75.0 million revolving credit facility. The Company is required to make quarterly principal repayments of approximately $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. The Company is also required to make quarterly prepayments of 75 percent of the excess cash flow from the Company’s purchased accounts receivable, and annual prepayments of 75 percent or 50 percent of its excess annual cash flow, based on its leverage ratio, less the amounts paid during the year from the purchased accounts receivable excess cash flow prepayments. The revolving credit facility requires no minimum principal payments until its maturity in December 2012. The availability of the revolving credit facility is reduced by any unused letters of credit ($6.8 million at September 30, 2011). As of September 30, 2011, the Company had $38.2 million of remaining availability under the revolving credit facility.

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

All borrowings bear interest at an annual variable rate, based on either the prime rate (3.25 percent at September 30, 2011), the federal funds rate (0.08 percent at September 30, 2011) or LIBOR (0.22 percent 30-day LIBOR at September 30, 2011) plus an applicable margin, which is based on the type of rate and the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined in the loan agreement, subject to certain interest rate minimum requirements. The Company is charged a quarterly commitment fee on the unused portion of the revolving credit facility at an annual rate ranging from 0.50 percent to 0.75 percent. The effective interest rate on the Credit Facility was approximately 7.83 percent and 9.23 percent for the three months ended September 30, 2011 and 2010, respectively, and 8.08 percent and 9.21 percent for the nine months ended September 30, 2011 and 2010, respectively.

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

At September 30, 2011, the Company’s leverage ratio was 5.55, compared to the covenant maximum of 6.50, and the interest coverage ratio was 1.99, compared to the covenant minimum of 1.70. The Company was in compliance with all required financial covenants and was not aware of any events of default as of September 30, 2011.

11.  Long-Term Debt (continued):

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

Senior Notes and Senior Subordinated Notes:

The Company has $165.0 million of floating rate senior notes due November 2013 (“Senior Notes”) and $200.0 million of 11.875 percent senior subordinated notes due November 2014 (“Senior Subordinated Notes”) (collectively, the “Notes”). The Notes are guaranteed, jointly and severally, on a senior basis with respect to the Senior Notes and on a senior subordinated basis with respect to the Senior Subordinated Notes, in each case by all of the Company’s existing and future domestic restricted subsidiaries (other than certain subsidiaries and joint ventures engaged in financing the purchase of delinquent accounts receivable portfolios and certain immaterial subsidiaries).

The Senior Notes are senior unsecured obligations and are senior in right of payment to all existing and future senior subordinated indebtedness, including the Senior Subordinated Notes, and all future subordinated indebtedness. The Senior Notes bear interest at an annual rate equal to LIBOR plus 4.875 percent, reset quarterly. The effective interest rate of the Senior Notes was approximately 5.14 percent and 5.28 percent for the three months ended September 30, 2011 and 2010, respectively, and 5.16 percent and 5.21 percent for the nine months ended September 30, 2011 and 2010, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time at varying redemption prices depending on the redemption date, plus accrued and unpaid interest.

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

The indentures governing the Notes contain a number of covenants that limit the Company’s and its restricted subsidiaries’ ability, among other things, to: incur additional indebtedness and issue certain preferred stock, pay certain dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, place limitations on distributions from restricted subsidiaries, issue or sell capital stock of restricted subsidiaries, guarantee indebtedness, sell or exchange assets, enter into transactions with affiliates, create certain liens, engage in unrelated businesses, and consolidate, merge or transfer all or substantially all of the Company’s assets and the assets of its subsidiaries on a consolidated basis. As of September 30, 2011, the Company was in compliance with all required covenants. In addition, upon a change of control, the Company is required to offer to repurchase all of the Notes then outstanding, at a purchase price equal to 101 percent of their principal amount, plus any accrued interest to the date of repurchase.

12.  Income Taxes:

The Company recorded income tax expense from continuing operations of $2.3 million and $2.1 million for the three months ended September 30, 2011 and 2010, respectively, and income tax expense from continuing operations of $7.4 million and $6.8 million for the nine months ended September 30, 2011 and 2010, respectively. The Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) primarily as a result of the recognition of a valuation allowance on certain domestic net deferred tax assets and income tax expense attributable to state and foreign jurisdictions.

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The income tax expense for the three and nine months ended September 30, 2011 was calculated based on the results of operations for the period and does not reflect an estimated annual effective rate.

As a result of cumulative losses incurred by the Company since 2007, a valuation allowance was established due to the uncertainty that federal and certain state deferred tax assets would be realized in future years. The Company increased its valuation allowance by $39.4 million to $150.1 million as of September 30, 2011 from $110.7 million as of December 31, 2010, primarily as a result of federal and certain state deferred tax assets exceeding deferred tax liabilities (after consideration for any net deferred tax liabilities associated with non-amortizable assets such as goodwill and certain trade names).

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

Series A is entitled to a quarterly “paid-in-kind” dividend at an annual rate of 14 percent and Series B-1 is entitled to a quarterly “paid-in-kind” dividend at an annual rate of 19 percent. The following presents the Series A and Series B-1 shares issued for the “paid-in-kind” dividends (shares in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Series A	126	110	364	317
Series B-1	14	11	39	33

On May 19, 2011, the Company issued 9,812 shares of Series B-2 and 132,823 shares of Class L as partial consideration for the acquisition of Protocol.

13.  Stockholders’ Equity (continued):

Noncontrolling Interests:

The following table summarizes the activity in stockholders’ equity attributable to NCO Group, Inc. and noncontrolling interests (amounts in thousands):

	NCO Group, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Balance at January 1, 2011	$80,406	$6,520	$86,926
Issuance of stock	3,111	—	3,111
Stock-based compensation	314	—	314
Distributions to noncontrolling interests, net	—	(3,002)	(3,002)
Net loss	(101,432)	(3,062)	(104,494)
Other comprehensive loss	(749)	—	(749)
Balance at September 30, 2011	$(18,350)	$456	$(17,894)

Comprehensive Income (Loss):

Comprehensive income (loss) was as follows (amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss attributable to NCO Group, Inc.	$(28,588)	$(33,527)	$(101,432)	$(74,321)
Foreign currency translation adjustments	(3,287)	3,587	(1,137)	1,788
Net losses on cash flow hedges reclassified into earnings, net of tax	—	780	388	2,526
Comprehensive loss - NCO Group, Inc.	(31,875)	(29,160)	(102,181)	(70,007)
Net (loss) income attributable to noncontrolling interests	(301)	(273)	(3,062)	864
Total comprehensive loss	$(32,176)	$(29,433)	$(105,243)	$(69,143)

14.  Derivative Financial Instruments:

The Company enters into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These contracts may be designated as cash flow hedges. The Company had forward exchange contracts for the purchase of 1.7 billion Philippine pesos and 9.4 million Canadian dollars outstanding at September 30, 2011, which mature throughout the remainder of 2011 and 2012.

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

14.  Derivative Financial Instruments (continued):

The following summarizes the fair value of the Company’s derivatives, none of which were designated as hedges (amounts in thousands):

	Balance Sheet	Fair Value
	Location	September 30, 2011	December 31, 2010
Asset derivatives
Forward exchange contracts	Other current assets	$56
Total asset derivatives		$56

Liability derivatives
Interest rate swaps	Accrued expenses	$—	$1,489
Forward exchange contracts	Accrued expenses	1,090	—
Other	Long-term debt and accrued expenses	30	2,486
Total liability derivatives		$1,120	$3,975

The following summarizes the effect of derivatives on the Company, none of which were designated as hedges (amounts in thousands):

		For the Three Months Ended September 30,
		2011	2010
		Amount of Gain	Amount of Gain
	Location of Gain (Loss)	(Loss) Recognized	(Loss) Recognized
	Recognized in Earnings	in Earnings	in Earnings

Forward exchange contracts	Other income (expense)	$(710)	$748
Interest rate swaps (after March 25, 2009)	Interest expense	—	(803)
Amortization of interest rate swaps	Interest expense	—	(1,225)
Total		$(710)	$(1,280)

		For the Nine Months Ended September 30,
		2011	2010
		Amount of Gain	Amount of Gain
	Location of Gain (Loss)	(Loss) Recognized	(Loss) Recognized
	Recognized in Earnings	in Earnings	in Earnings
Derivatives not designated as hedges:
Forward exchange contracts	Other income (expense)	$(930)	$1,100
Interest rate swaps (after March 25, 2009)	Interest expense	(6)	(1,961)
Amortization of interest rate swaps	Interest expense	(610)	(3,966)
Total derivatives not designated as hedges		$(1,546)	$(4,827)

15.  Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	For the Nine Months Ended
	September 30,
	2011	2010
Noncash investing and financing activities:
Fair value of assets acquired	$18,070	$—
Liabilities assumed from acquisitions	5,484	—
Issuance of stock for the Protocol acquisition	3,111	—

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

$17,117

The Company incurred $3.0 million and $3.2 million of expense from vendors associated with these purchase commitments for the three months ended September 30, 2011 and 2010, respectively, and $9.3 million and $9.1 million for the nine months ended September 30, 2011 and 2010, respectively.

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

17.  Segment Reporting:

As discussed in note 1, in April and August 2011, Portfolio Management sold a significant portion of its purchased accounts receivable portfolios. Subsequent to the August sale, which constituted a significant portion of the Portfolio Management segment, the sold portfolios and related results are presented as discontinued operations on the consolidated statements of operations and statements of cash flows, and prior periods have been restated. The remaining portfolios of purchased accounts receivable are not significant and are part of ARM. As of September 30, 2011, the Company’s business consisted of two operating segments: ARM and CRM. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies.”

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

CRM provides customer relationship management services to clients in North America through offices in North America and Asia.

The following presents total assets, net of any intercompany balances, for each segment (amounts in thousands):

	September 30, 2011	December 31, 2010
ARM	$961,954	$1,004,573
CRM	160,688	151,626
Portfolio Management	—	81,514
Total assets	$1,122,642	$1,237,713

The following tables present the revenue, payroll and related expenses, selling, general, and administrative expenses, reimbursable costs and fees, restructuring charges, income (loss) from continuing operations before depreciation and amortization and capital expenditures for each segment (amounts in thousands):

	For the Three Months Ended September 30, 2011
	ARM	CRM	Total

Revenues	$293,120	$90,773	$383,893

Payroll and related expenses	110,482	67,054	177,536
Selling, general and admin. expenses	77,439	17,693	95,132
Reimbursable costs and fees	79,923	—	79,923
Restructuring charges	7,385	242	7,627
Income from continuing operations before depreciation and amortization	$17,891	$5,784	23,675

Depreciation and amortization			25,660
Loss from continuing operations			$(1,985)

17.       Segment Reporting (continued):

	For the Three Months Ended September 30, 2010
	ARM	CRM	Total

Revenues	$317,574	$65,511	$383,085

Payroll and related expenses	114,917	49,914	164,831
Selling, general and admin. expenses	83,762	13,961	97,723
Reimbursable costs and fees	90,919	—	90,919
Restructuring charges	5,707	1,738	7,445

Income (loss) from continuing operations before depreciation and amortization	$22,269	$(102)	22,167

Depreciation and amortization			27,269
Loss from continuing operations			$(5,102)

	For the Nine Months Ended September 30, 2011
	ARM	CRM	Total

Revenues	$916,023	$234,857	$1,150,880

Payroll and related expenses	339,315	174,147	513,462
Selling, general and admin. expenses	242,186	45,720	287,906
Reimbursable costs and fees	247,639	—	247,639
Restructuring charges	20,365	3,144	23,509

Income from continuing operations before depreciation and amortization	$66,518	$11,846	78,364

Depreciation and amortization			77,530
Income from continuing operations			$834
Capital expenditures	$14,941	$3,569	$18,510

	For the Nine Months Ended September 30, 2010
	ARM	CRM	Total

Revenues	$977,483	$208,568	$1,186,051

Payroll and related expenses	363,684	158,054	521,738
Selling, general and admin. expenses	263,826	42,250	306,076
Reimbursable costs and fees	257,694	—	257,694
Restructuring charges	10,296	2,389	12,685

Income (loss) from continuing operations before depreciation and amortization	$81,983	$5,875	87,858

Depreciation and amortization			82,292
Income from continuing operations			$5,566
Capital expenditures	$12,516	$5,860	$18,376

18.  Related Party Transactions:

One Equity Partners (“OEP”) is the majority stockholder of the Company. The Company pays OEP a management fee of $3.0 million per year, plus reimbursement of expenses, for management, advice and related services. During the three and nine months ended September 30, 2011 and 2010, the Company incurred $750,000 and $2.3 million, respectively, relating to such management fees, which were included in selling, general and administrative expenses.

OEP is managed by OEP Holding Corporation, a wholly owned indirect subsidiary of JPMorgan Chase & Co. (“JPM”), and JPM is a client of the Company. The Company received fees for providing services to JPM of $1.5 million and $3.2 million for the three months ended September 30, 2011 and 2010, respectively, and $5.6 million and $8.8 million for the nine months ended September 30, 2011 and 2010, respectively. Additionally, an affiliate of Citigroup is an investor in the Company, and Citigroup is a client of the Company. The Company received fees for providing services to Citigroup of $7.5 million and $11.4 million for the three months ended September 30, 2011 and 2010, respectively, and $24.6 million and $36.9 million for the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011 and December 31, 2010, the Company had accounts receivable of $4.2 million and $1.5 million, respectively, due from Citigroup.

The Company has certain corporate banking relationships with affiliates of JPM and is charged market rates for these services. See “Subsequent Events” in note 20 below.

19.  Recently Issued and Proposed Accounting Guidance:

In September 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance for goodwill and other intangible assets. The amended guidance provides the option of first assessing the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it would be required to perform the first step of the two-step impairment test. The new guidance is effective for the Company on January 1, 2012. Early adoption is permitted, however the Company does not intend to early adopt this guidance. The Company does not expect the adoption of this guidance to have a material impact on its financial condition or results of operations.

In June 2011, the FASB issued guidance affecting the presentation of comprehensive income. The new guidance eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under the new guidance, the Company will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. On October 21, 2011, the FASB decided to propose a deferral of the new requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies would still be required to adopt the other requirements contained in the new accounting standard for the presentation of comprehensive income. The new guidance, including the deferral if finalized as proposed, is effective for the Company on January 1, 2012. The Company does not expect the adoption of this guidance to have an impact on its financial condition or results of operations since it is for disclosure purposes only.

In May 2011, the FASB issued amended guidance for fair value measurement and disclosure in order to achieve commonality between U.S. GAAP and the International Financial Reporting Standards. As a result, the amendments change the wording used to describe many of the principles and requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this guidance to result in a change in the application of the current requirements. The new guidance is effective for the Company on January 1, 2012. The Company does not expect the adoption of this guidance to have a material impact on its financial condition or results of operations.

19.  Recently Issued and Proposed Accounting Guidance (continued):

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

20.  Subsequent Events:

On October 14, 2011, APAC Customer Services, Inc. (“APAC”), a leader in global outsourced services and solutions, was acquired by OEP, the majority stockholder of the Company. OEP has informed the Company that OEP intends to seek to combine APAC with the Company to build market leadership in business process outsourcing and customer care solutions. The terms of any such combination have not been finalized and there can be no assurance that any such combination will be completed or if completed, the terms or timing of any such combination. The Company may have to borrow money, incur liabilities, or sell or issue stock as part of any combination and it may not be able to do so on terms favorable to the Company. Additional borrowings and liabilities may have a materially adverse effect on the Company’s liquidity and capital resources. Completing any such combination involves a number of risks, including diverting management’s attention from the Company’s daily operations, the use of additional management, operational and financial resources, system conversions, and the inability to maintain key pre-combination relationships with customers, suppliers and employees. The Company might not be able to successfully integrate the combination into its business or operate the combined businesses profitably, and may be subject to unanticipated problems and liabilities of APAC.

The Company entered into a shared services agreement with APAC after the acquisition by OEP pursuant to which the Company and APAC may share certain services resulting in cost savings that will be shared by both companies.

21.  Subsidiary Guarantor Financial Information:

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

21.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

September 30, 2011

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$9,919	$9,856	$—	$19,775
Accounts receivable, trade, net of allowance for doubtful accounts	—	160,979	24,658	—	185,637
Deferred income taxes	(10,467)	17,093	2,412	—	9,038
Prepaid expenses and other current assets	1,290	39,204	20,900	—	61,394
Total current assets	(9,177)	227,195	57,826	—	275,844

Property and equipment, net	—	68,608	22,735	—	91,343

Other assets:
Goodwill	—	456,679	30,051	—	486,730
Trade name, net of accumulated amortization	—	81,680	1,525	—	83,205
Customer relationships and other intangible assets, net of accumulated amortization	—	146,602	5,146	—	151,748
Investment in subsidiaries	735,345	(31,895)	—	(703,450)	—
Deferred income taxes	330	1,167	2,470	—	3,967
Other assets	9,207	17,357	3,241	—	29,805
Total other assets	744,882	671,590	42,433	(703,450)	755,455
Total assets	$735,705	$967,393	$122,994	$(703,450)	$1,122,642

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Long-term debt, current portion	$7,740	$89	$1,058	$—	$8,887
Intercompany payable (receivable)	304,852	(394,705)	89,853	—	—
Income taxes payable	—	—	3,927	—	3,927
Accounts payable	750	15,628	2,475	—	18,853
Accrued expenses	11,569	77,946	8,661	—	98,176
Accrued compensation and related expenses	—	24,950	15,470	—	40,420
Deferred revenue, current portion	—	29,525	498	—	30,023
Deferred income taxes	—	711	1,122		1,833
Total current liabilities	324,911	(245,856)	123,064	—	202,119

Long-term liabilities:
Long-term debt, net of current portion	443,046	404,220	3,721	—	850,987
Deferred income taxes	(24,629)	76,470	(2,246)	—	49,595
Deferred revenue, net of current portion	—	791	—	—	791
Other long-term liabilities	10,727	14,307	12,010	—	37,044

Stockholders’ (deficit) equity:
Total NCO Group, Inc. stockholders’ (deficit) equity	(18,350)	717,461	(14,011)	(703,450)	(18,350)
Noncontrolling interests	—	—	456	—	456
Total stockholders’ (deficit) equity	(18,350)	717,461	(13,555)	(703,450)	(17,894)
Total liabilities and stockholders’ (deficit) equity	$735,705	$967,393	$122,994	$(703,450)	$1,122,642

21.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

December 31, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$19,409	$13,668	$—	$33,077
Accounts receivable, trade, net of allowance for doubtful accounts	—	153,526	17,824	—	171,350
Deferred income taxes	(10,468)	17,094	2,458	—	9,084
Prepaid expenses and other current assets	1,587	38,376	41,258	—	81,221
Total current assets	(8,881)	228,405	75,208	—	294,732

Property and equipment, net	—	71,472	27,617	—	99,089

Other assets:
Goodwill	—	438,837	41,920	—	480,757
Trade name, net of accumulated amortization	—	80,661	2,847	—	83,508
Customer relationships and other intangible assets, net of accumulated amortization	—	182,734	12,337	—	195,071
Investment in subsidiaries	754,036	(16,347)	—	(737,689)	—
Deferred income taxes	330	1,167	2,752	—	4,249
Other assets	11,037	48,439	20,831	—	80,307
Total other assets	765,403	735,491	80,687	(737,689)	843,892
Total assets	$756,522	$1,035,368	$183,512	$(737,689)	$1,237,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$20,014	$245	$1,865	$—	$22,124
Intercompany payable (receivable)	189,799	(289,904)	100,105	—	—
Income taxes payable	—	—	4,662	—	4,662
Accounts payable	750	16,305	2,732	—	19,787
Accrued expenses	6,749	54,046	30,485	—	91,280
Accrued compensation and related expenses	—	23,517	13,061	—	36,578
Deferred revenue, current portion	—	30,698	601	—	31,299
Deferred income taxes	—	5	1,153		1,158
Total current liabilities	217,312	(165,088)	154,664	—	206,888

Long-term liabilities:
Long-term debt, net of current portion	487,801	374,263	5,165	—	867,229
Deferred income taxes	(38,495)	79,609	4,649	—	45,763
Deferred revenue, net of current portion	—	696	—	—	696
Other long-term liabilities	9,498	10,286	10,427	—	30,211

Stockholders’ equity:
Total NCO Group, Inc. stockholders’ equity	80,406	735,602	2,087	(737,689)	80,406
Noncontrolling interests	—	—	6,520	—	6,520
Total stockholders’ equity	80,406	735,602	8,607	(737,689)	86,926
Total liabilities and stockholders’ equity	$756,522	$1,035,368	$183,512	$(737,689)	$1,237,713

21.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended September 30, 2011

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$288,064	$71,070	$(55,164)	$303,970
Reimbursable costs and fees	—	79,772	151	—	79,923

Total revenues	—	367,836	71,221	(55,164)	383,893

Operating costs and expenses:
Payroll and related expenses	2	180,662	49,049	(52,177)	177,536
Selling, general and administrative expenses	889	78,529	18,701	(2,987)	95,132
Reimbursable costs and fees	—	79,772	151	—	79,923
Depreciation and amortization expense	—	21,108	4,552	—	25,660
Restructuring charges	—	6,844	783	—	7,627
Total operating costs and expenses	891	366,915	73,236	(55,164)	385,878

(Loss) income from continuing operations	(891)	921	(2,015)	—	(1,985)

Other income (expense):
Interest and investment income	—	67	(5)	—	62
Interest expense	(11,536)	(9,751)	(352)	—	(21,639)
Interest (expense) income to affiliate	(8,675)	10,236	(1,561)	—	—
Subsidiary loss	(4,198)	(7,635)	—	11,833	—
Other expense, net	—	(360)	(204)	—	(564)
	(24,409)	(7,443)	(2,122)	11,833	(22,141)
Loss from continuing operations before income taxes	(25,300)	(6,522)	(4,137)	11,833	(24,126)

Income tax expense (benefit)	3,288	(984)	22	—	2,326

Net loss from continuing operations	(28,588)	(5,538)	(4,159)	11,833	(26,452)

Discontinued operations:
Income (loss) from operations of discontinued business	—	2,206	(4,119)	—	(1,913)
Income tax expense	—	468	56	—	524
Net income (loss) from discontinued operations	—	1,738	(4,175)	—	(2,437)

Net loss	(28,588)	(3,800)	(8,334)	11,833	(28,889)

Less: Net loss attributable to noncontrolling interests	—	—	(301)	—	(301)

Net loss attributable to NCO Group, Inc.	$(28,588)	$(3,800)	$(8,033)	$11,833	$(28,588)

21.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Three Months Ended September 30, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$267,289	$75,063	$(50,186)	$292,166
Reimbursable costs and fees	—	90,850	69	—	90,919

Total revenues	—	358,139	75,132	(50,186)	383,085

Operating costs and expenses:
Payroll and related expenses	4	163,499	48,059	(46,731)	164,831
Selling, general and administrative expenses	961	80,256	19,961	(3,455)	97,723
Reimbursable costs and fees	—	90,850	69	—	90,919
Depreciation and amortization expense	—	20,999	6,270	—	27,269
Restructuring charges	—	5,177	2,268	—	7,445
Total operating costs and expenses	965	360,781	76,627	(50,186)	388,187

Loss from continuing operations	(965)	(2,642)	(1,495)	—	(5,102)

Other income (expense):
Interest and investment income	—	167	(55)	—	112
Interest expense	(14,125)	(7,974)	(562)	—	(22,661)
Interest (expense) income to affiliate	(7,734)	9,925	(2,191)	—	—
Subsidiary loss	(6,506)	(2,038)	—	8,544	—
Other income, net	747	148	261	—	1,156
	(27,618)	228	(2,547)	8,544	(21,393)
Loss from continuing operations before income taxes	(28,583)	(2,414)	(4,042)	8,544	(26,495)

Income tax expense (benefit)	4,944	(640)	(2,239)	—	2,065

Net loss from continuing operations	(33,527)	(1,774)	(1,803)	8,544	(28,560)

Discontinued operations:
Loss from operations of discontinued business	—	(3,871)	(1,308)	—	(5,179)
Income tax expense	—	5	56	—	61
Net loss from discontinued operations	—	(3,876)	(1,364)	—	(5,240)

Net loss	(33,527)	(5,650)	(3,167)	8,544	(33,800)

Less: Net loss attributable to noncontrolling interests	—	—	(273)	—	(273)

Net loss attributable to NCO Group, Inc.	$(33,527)	$(5,650)	$(2,894)	$8,544	$(33,527)

21.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Nine Months Ended September 30, 2011

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$854,432	$208,385	$(159,576)	$903,241
Reimbursable costs and fees	—	247,245	394	—	247,639

Total revenues	—	1,101,677	208,779	(159,576)	1,150,880

Operating costs and expenses:
Payroll and related expenses	5	524,324	139,420	(150,287)	513,462
Selling, general and administrative expenses	2,862	239,392	54,941	(9,289)	287,906
Reimbursable costs and fees	—	247,245	394	—	247,639
Depreciation and amortization expense	—	63,304	14,226	—	77,530
Restructuring charges	—	20,515	2,994	—	23,509
Total operating costs and expenses	2,867	1,094,780	211,975	(159,576)	1,150,046

(Loss) income from continuing operations	(2,867)	6,897	(3,196)	—	834

Other income (expense):
Interest and investment income	6	403	(27)	—	382
Interest expense	(36,004)	(27,424)	(1,345)	—	(64,773)
Interest (expense) income to affiliate	(23,736)	28,464	(4,728)	—	—
Subsidiary loss	(24,129)	(10,102)	—	34,231	—
Other expense, net	—	(588)	(217)	—	(805)
	(83,863)	(9,247)	(6,317)	34,231	(65,196)
Loss from continuing operations before income taxes	(86,730)	(2,350)	(9,513)	34,231	(64,362)

Income tax expense (benefit)	14,702	(3,440)	(3,908)	—	7,354

Net (loss) income from continuing operations	(101,432)	1,090	(5,605)	34,231	(71,716)

Discontinued operations:
Loss from operations of discontinued business	—	(24,171)	(7,971)	—	(32,142)
Income tax expense	—	469	167	—	636
Net loss from discontinued operations	—	(24,640)	(8,138)	—	(32,778)

Net loss	(101,432)	(23,550)	(13,743)	34,231	(104,494)

Less: Net loss attributable to noncontrolling interests	—	—	(3,062)	—	(3,062)

Net loss attributable to NCO Group, Inc.	$(101,432)	$(23,550)	$(10,681)	$34,231	$(101,432)

21.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Nine Months Ended September 30, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$872,230	$207,686	$(151,559)	$928,357
Reimbursable costs and fees	—	257,505	189	—	257,694

Total revenues	—	1,129,735	207,875	(151,559)	1,186,051

Operating costs and expenses:
Payroll and related expenses	12	529,050	134,543	(141,867)	521,738
Selling, general and administrative expenses	3,089	255,956	56,723	(9,692)	306,076
Reimbursable costs and fees	—	257,505	189	—	257,694
Depreciation and amortization expense	—	64,619	17,673	—	82,292
Restructuring charges	—	10,100	2,585	—	12,685
Total operating costs and expenses	3,101	1,117,230	211,713	(151,559)	1,180,485

(Loss) income from continuing operations	(3,101)	12,505	(3,838)	—	5,566

Other income (expense):
Interest and investment income	244	(835)	1,348	—	757
Interest expense	(42,745)	(24,029)	(1,109)	—	(67,883)
Interest (expense) income to affiliate	(15,356)	21,119	(5,763)	—	—
Subsidiary loss	(7,421)	(6,411)	—	13,832	—
Other income, net	785	1,023	417	—	2,225
	(64,493)	(9,133)	(5,107)	13,832	(64,901)
(Loss) income from continuing operations before income taxes	(67,594)	3,372	(8,945)	13,832	(59,335)

Income tax expense (benefit)	6,727	2,286	(2,164)	—	6,849

Net (loss) income from continuing operations	(74,321)	1,086	(6,781)	13,832	(66,184)

Discontinued operations:
Loss from operations of discontinued business	—	(6,277)	(814)	—	(7,091)
Income tax expense	—	15	167	—	182
Net loss from discontinued operations	—	(6,292)	(981)	—	(7,273)

Net loss	(74,321)	(5,206)	(7,762)	13,832	(73,457)

Less: Net income attributable to noncontrolling interests	—	—	864	—	864

Net loss attributable to NCO Group, Inc.	$(74,321)	$(5,206)	$(8,626)	$13,832	$(74,321)

21.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2011

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Cash (used in) provided by operating activities of continuing operations	$(41,004)	$70,044	$7,087	$36,127
Cash (used in) provided by operating activities of discontinued operations	—	(19,668)	2,591	(17,077)
Net cash (used in) provided by operating activities	(41,004)	50,376	9,678	19,050

Cash flows from investing activities:
Purchases of property and equipment	—	(15,971)	(2,539)	(18,510)
Net cash paid related to acquisitions	—	(20,827)	—	(20,827)
Other	—	2,482	1,511	3,993
Cash used in investing activities of continuing operations	—	(34,316)	(1,028)	(35,344)
Cash provided by investing activities of discontinued operations	—	22,761	14,834	37,595
Net cash (used in) provided by investing activities	—	(11,555)	13,806	2,251

Cash flows from financing activities:
Repayment of notes payable	—	(299)	(312)	(611)
Net borrowings under revolving credit facility	20,000	—	—	20,000
Repayment of borrowings under senior term loan	(47,029)	—	—	(47,029)
Borrowings under (repayments of) intercompany notes payable	70,817	(48,012)	(22,805)	—
Payment of debt financing fees	(2,784)	—	—	(2,784)
Return of investment in subsidiary to noncontrolling interests	—	—	(260)	(260)
Cash provided by (used in) financing activities of continuing operations	41,004	(48,311)	(23,377)	(30,684)
Cash used in financing activities of discontinued operations	—	—	(4,068)	(4,068)
Net cash provided by (used in) financing activities	41,004	(48,311)	(27,445)	(34,752)

Effect of exchange rate on cash	—	—	149	149

Net decrease in cash and cash equivalents	—	(9,490)	(3,812)	(13,302)

Cash and cash equivalents at beginning of the period	—	19,409	13,668	33,077

Cash and cash equivalents at end of the period	$—	$9,919	$9,856	$19,775

21.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Cash (used in) provided by operating activities of continuing operations	$(40,026)	$85,169	$7,411	$52,554
Cash (used in) provided by operating activities of discontinued operations	—	(4,286)	2,108	(2,178)
Net cash (used in) provided by operating activities	(40,026)	80,883	9,519	50,376

Cash flows from investing activities:
Purchases of property and equipment	—	(10,087)	(8,289)	(18,376)
Net cash paid related to acquisitions	—	(1,600)	—	(1,600)
Other	—	4,132	2,717	6,849
Cash used in investing activities of continuing operations	—	(7,555)	(5,572)	(13,127)
Cash provided by investing activities of discontinued operations	—	13,364	17,805	31,169
Net cash provided by investing activities	—	5,809	12,233	18,042

Cash flows from financing activities:
Repayment of notes payable	—	(244)	(3,426)	(3,670)
Net repayments of revolving credit facility	(17,000)	—	—	(17,000)
Repayment of borrowings under senior term loan	(40,541)	—	—	(40,541)
Borrowings under (repayments of) intercompany notes payable	100,321	(89,757)	(10,564)	—
Payment of debt financing fees	(2,754)	(4)	—	(2,758)
Return of investment in subsidiary to noncontrolling interests	—	—	(222)	(222)
Cash provided by (used in) financing activities of continuing operations	40,026	(90,005)	(14,212)	(64,191)
Cash used in financing activities of discontinued operations	—	—	(11,810)	(11,810)
Net cash provided by (used in) financing activities	40,026	(90,005)	(26,022)	(76,001)

Effect of exchange rate on cash	—	—	(28)	(28)

Net decrease in cash and cash equivalents	—	(3,313)	(4,298)	(7,611)

Cash and cash equivalents at beginning of the period	—	18,984	20,237	39,221

Cash and cash equivalents at end of the period	$—	$15,671	$15,939	$31,610

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to:

•                  the Company’s expected future results of operations;

•                  economic conditions;

•                  the Company’s business and growth strategy;

•                  fluctuations in quarterly operating results;

•                  the possible combination with APAC;

•                  the integration of acquisitions and anticipated benefits from acquisitions;

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

In April and August 2011, our Portfolio Management segment sold portfolios of purchased accounts receivable with an aggregate book value of $18.8 million. This book value includes the impact of write-downs of the value of the purchased accounts receivable of $18.6 million recorded during the three months ended March 31, 2011, and $10.8 million recorded during the three months ended June 30, 2011, which were recorded in connection with the dispositions.

Subsequent to the August sale, which constituted a significant portion of Portfolio Management’s remaining purchased accounts receivable portfolio, the results of the Portfolio Management business are presented as discontinued operations on the consolidated statements of operations and statements of cash flows, and prior periods have been restated. The remaining portfolios of purchased accounts receivable are not significant and are now included as part of ARM.

We operate our business in two segments: ARM and CRM.

Our operating costs consist principally of payroll and related costs; selling, general and administrative costs; and depreciation and amortization. Payroll and related expenses consist of wages and salaries, commissions, bonuses, and benefits for all of our employees, including management and administrative personnel. Selling, general and administrative expenses include telephone, postage and mailing costs, outside collection attorneys and other third-party collection services providers, and other collection costs, as well as expenses that directly support operations, including facility costs, equipment maintenance, sales and marketing, data processing, professional fees, and other management costs. Our payroll and related expenses may increase or decrease due to changes in the value of the U.S. dollar against certain foreign currencies of the locations in which we operate, including the Philippine peso and the Canadian dollar.

During the fourth quarter of 2010, we identified $58.3 million of reimbursable costs and fees received from clients associated with certain contractual arrangements acquired in connection with the acquisition of TSYS Total

Debt Management that were incorrectly recorded on a net basis, as an offset to selling, general and administrative expenses. Revenue should have included these reimbursable costs and fees, with an equal and offsetting amount charged to operating expenses, due to the fact that we acted as principal and assumed overall risk in the transactions under these contractual arrangements. The adjustment was made in the fourth quarter of 2010 and reflected in the statement of operations for the year ended December 31, 2010. The adjustment was not material to the previously issued financial statements. Revenue and operating expenses for the three and nine months ended September 30, 2010 have been revised to reflect the reimbursable costs and fees in both revenue and operating expenses in the statement of operations.

The challenging economic environment in the U.S. has impacted our business over the course of 2009 and 2010, and continuing into 2011. Factors such as reduced availability of credit for consumers, a depressed real estate market, high unemployment and other factors have had a negative impact on the ability and willingness of consumers to pay their debts and a negative impact on our clients’ businesses, which has adversely affected our results of operations, collections and revenue.

Further changes to the economic conditions in the U.S., either positive or negative, could have a significant impact on our business, including, but not limited to:

•                  further impairment charges to our goodwill, trade name and other intangible assets;

•                  fluctuations in the volume of placements of accounts and the collectability of those accounts for our ARM contingency fee based services;

•                  volume fluctuations in our ARM fixed fee based services; and,

•                  volume fluctuations in our CRM services.

On May 19, 2011, we acquired substantially all of the assets of Protocol Direct Marketing, Inc. and certain related entities, referred to as Protocol, a provider of BPO solutions specializing in contact center services, for approximately $20.8 million in cash, subject to certain post-closing adjustments, and the issuance of 9,812 shares of Series B-2 19 percent Preferred Stock and 132,823 shares of Class L Common Stock. Based on preliminary estimates, we valued the stock issuance at $3.1 million, allocated $5.1 million of the purchase price to customer relationships, with an estimated useful life of 5 years, and recorded goodwill of $6.3 million in the CRM segment.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue.  (dollars in thousands):

	For the Three Months Ended September 30,
		% of		% of
	2011	Revenue	2010	Revenue	$ Change	% Change
ARM	$293,120	76.4%	$317,574	82.9%	$(24,454)	(7.7)%
CRM	90,773	23.6%	65,511	17.1%	25,262	38.6%
Total	$383,893	100.0%	$383,085	100.0%	$808	0.2%

The decrease in ARM’s revenue was primarily attributable to lower reimbursable costs and fees and to lower volumes in the first-party and third-party collections business during 2011, attributable to the impact of the economy on our clients’ business. ARM’s revenue for the three months ended September 30, 2011 and 2010 included $79.9 million and $90.9 million, respectively, of reimbursable costs and fees (discussed in more detail below). ARM’s revenue for the three months ended September 30, 2011 and 2010 also included net impairments of $6.3 million and $1.2 million, respectively, related to the portfolios of purchased accounts receivable that were not sold.

The increase in CRM’s revenue was primarily due to the acquisition of Protocol in May 2011, which contributed $15.7 million of revenue, as well as increased client volumes related to the implementation of new business during 2011.

Payroll and related expenses.  (dollars in thousands):

	For the Three Months Ended September 30,
		% of		% of
	2011	Revenue	2010	Revenue	$ Change	% Change
ARM	$110,482	37.7%	$114,917	36.2%	$(4,435)	(3.9)%
CRM	67,054	73.9%	49,914	76.2%	17,140	34.3%
Total	$177,536	46.2%	$164,831	43.0%	$12,705	7.7%

ARM’s payroll and related expenses as a percentage of revenue remained relatively flat, despite the decrease in revenue. This was primarily due to cost saving initiatives, including off-shoring of back-office functions and ongoing restructuring.

The decrease in CRM’s payroll and related expenses as a percentage of revenue was primarily a result of cost savings initiatives and leveraging its infrastructure over the higher revenue base, and to moving new business to offshore locations with a lower cost structure.

Selling, general and administrative expenses.  (dollars in thousands):

	For the Three Months Ended September 30,
		% of		% of
	2011	Revenue	2010	Revenue	$ Change	% Change
ARM	$77,439	26.4%	$83,762	26.4%	$(6,323)	(7.5)%
CRM	17,693	19.5%	13,961	21.3%	3,732	26.7%
Total	$95,132	24.8%	$97,723	25.5%	$(2,591)	(2.7)%

The decrease in ARM’s selling, general and administrative expenses as a percentage of revenue was primarily due to cost saving initiatives, including ongoing restructuring of facilities.

The decrease in CRM’s selling, general and administrative expenses as a percentage of revenue was primarily attributable to cost savings initiatives, including ongoing restructuring of facilities, as well as leveraging its infrastructure over the higher revenue base.

Reimbursable costs and fees.  Reimbursable costs and fees consist of court costs, legal fees and repossession fees, representing out-of-pocket expenses that are reimbursed by our clients. Reimbursable costs and fees of $79.9 million and $90.9 million for the three months ended September 30, 2011 and 2010, respectively, are recorded as both revenue and operating expenses on the statement of operations.

Restructuring charges.  During the three months ended September 30, 2011, we incurred restructuring charges of $7.6 million, related to streamlining the cost structure of the Company’s operations. The charges consisted primarily of costs associated with the closing of redundant facilities, severance and professional fees. This compares to $7.4 million of restructuring charges for the three months ended September 30, 2010.

Depreciation and amortization.  Depreciation and amortization decreased to $25.7 million for the three months ended September 30, 2011, from $27.3 million for the three months ended September 30, 2010. The decrease was primarily attributable to lower depreciation resulting from more assets becoming fully depreciated.

Other income (expense).  Interest expense decreased to $21.6 million for the three months ended September 30, 2011, from $22.7 million for the three months ended September 30, 2010. Interest expense for the three months ended September 30, 2010 included $2.0 million of net losses from interest rate swap agreements. Other income (expense), net for the three months ended September 30, 2011 and 2010 included approximately $710,000 of net losses and $748,000 of net gains, respectively, resulting from foreign exchange contracts.

Income tax expense.  For the three months ended September 30, 2011, we recorded income tax expense from continuing operations of $2.3 million on a pre-tax loss of $24.1 million, or an effective income tax rate of (9.6) percent. For the three months ended September 30, 2010, we recorded income tax expense from continuing operations of $2.1 million on a pre-tax loss of $26.5 million, or an effective tax rate of (7.8) percent. The Company’s income tax expense differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) primarily as a result of the recognition of a valuation allowance on certain domestic net deferred tax assets and income tax expense attributable to state and foreign jurisdictions.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue.  (dollars in thousands):

	For the Nine Months Ended September 30,
		% of		% of
	2011	Revenue	2010	Revenue	$ Change	% Change
ARM	$916,023	79.7%	$977,483	82.4%	$(61,460)	(6.3)%
CRM	234,857	20.3%	208,568	17.6%	26,289	12.6%
Total	$1,150,880	100.0%	$1,186,051	100.0%	$(35,171)	(3.0)%

The decrease in ARM’s revenue was primarily attributable to lower volumes in the first-party and third-party collections business during 2011, attributable to the impact of the economy on our clients’ business. ARM’s revenue for the nine months ended September 30, 2011 and 2010 included $247.6 million and $257.7 million, respectively, of reimbursable costs and fees (discussed in more detail below). ARM’s revenue for the nine months ended September 30, 2011 and 2010 also included net impairments of $4.3 million and net recoveries of impairments of $2.1 million, respectively, related to the portfolios of purchased accounts receivable that were not sold.

The increase in CRM’s revenue was primarily due to the acquisition of Protocol in May 2011, which contributed $23.0 million of revenue, as well as increased client volume related to the implementation of new contracts during 2011, partially offset by lower volumes from certain existing clients attributable to the impact of the economy on the clients’ business.

Payroll and related expenses.  (dollars in thousands):

	For the Nine Months Ended September 30,
		% of		% of
	2011	Revenue	2010	Revenue	$ Change	% Change
ARM	$339,315	37.0%	$363,684	37.2%	$(24,369)	(6.7)%
CRM	174,147	74.1%	158,054	75.8%	16,093	10.2%
Total	$513,462	44.6%	$521,738	44.0%	$(8,276)	(1.6)%

The slight decrease in ARM’s payroll and related expenses as a percentage of revenue was primarily due to cost saving initiatives, including off-shoring of back-office functions and ongoing restructuring.

The slight decrease in CRM’s payroll and related expenses as a percentage of revenue was primarily a result of cost savings initiatives and moving new business to offshore locations with a lower cost structure, as well as leveraging its infrastructure over the higher revenue base.

Selling, general and administrative expenses.  (dollars in thousands):

	For the Nine Months Ended September 30,
		% of		% of
	2011	Revenue	2010	Revenue	$ Change	% Change
ARM	$242,186	26.4%	$263,826	27.0%	$(21,640)	(8.2)%
CRM	45,720	19.5%	42,250	20.3%	3,470	8.2%
Total	$287,906	25.0%	$306,076	25.8%	$(18,170)	(5.9)%

The slight decrease in ARM’s selling, general and administrative expenses as a percentage of revenue was primarily due to cost saving initiatives, including ongoing restructuring of facilities.

The slight decrease in CRM’s selling, general and administrative expenses as a percentage of revenue was primarily attributable to leveraging its infrastructure over the higher revenue base and to cost saving initiatives, including ongoing restructuring of facilities.

Reimbursable costs and fees.  Reimbursable costs and fees consist of court costs, legal fees and repossession fees, representing out-of-pocket expenses that are reimbursed by our clients. Reimbursable costs and fees of $247.6 million and $257.7 million for the nine months ended September 30, 2011 and 2010, respectively, are recorded as both revenue and operating expenses on the statement of operations.

Restructuring charges.  During the nine months ended September 30, 2011, we incurred restructuring charges of $23.5 million, related to streamlining the cost structure of the Company’s operations. The charges consisted primarily of costs associated with the closing of redundant facilities, severance and professional fees. This compares to $12.7 million of restructuring charges for the nine months ended September 30, 2010. The severance accrual recorded for the nine months ended September 30, 2011, included approximately $3.4 million related to termination benefits provided to our former President and Chief Executive Officer, who remains as our Chairman of the Board of Directors.

Depreciation and amortization.  Depreciation and amortization decreased to $77.5 million for the nine months ended September 30, 2011, from $82.3 million for the nine months ended September 30, 2010. The decrease was primarily attributable to lower depreciation resulting from more assets becoming fully depreciated.

Other income (expense).  Interest expense decreased to $64.8 million for the nine months ended September 30, 2011, from $67.9 million for the nine months ended September 30, 2010. Interest expense for the nine months ended September 30, 2011 and 2010 included $616,000 and $5.9 million, respectively, of net losses from interest rate swap agreements. Other income (expense), net for the nine months ended September 30, 2011 and 2010 included approximately $930,000 of net losses and $1.1 million of net gains, respectively, resulting from foreign exchange contracts.

Income tax expense.  For the nine months ended September 30, 2011, we recorded income tax expense from continuing operations of $7.4 million on a pre-tax loss of $64.4 million, or an effective income tax rate of (11.4) percent. For the nine months ended September 30, 2010, we recorded income tax expense from continuing operations of $6.8 million on a pre-tax loss of $59.3 million, or an effective income tax rate of (11.5) percent. The change in the effective income tax rate was due primarily to the recognition of a valuation allowance on certain domestic net deferred tax assets and income tax expense to be paid in state and foreign jurisdictions.

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

In October 2011, APAC Customer Services, Inc. (“APAC”), a leader in global outsourced services and solutions, was acquired by One Equity Partners (“OEP”), our majority stockholder. OEP has informed us that they intend to seek to combine APAC with the Company to build market leadership in business process outsourcing and customer care solutions. The terms of any such combination have not been finalized and there can be no assurance that any such combination will be completed or if completed, the terms or timing of any such combination. We may have to borrow money, incur liabilities, or sell or issue stock as part of any combination and we may not be able to do so on terms favorable to us. Additional borrowings and liabilities may have a materially adverse effect on our liquidity and capital resources. Completing any such combination involves a number of risks, including diverting management’s attention from our daily operations, the use of additional management, operational and financial resources, system conversions, and the inability to maintain key pre-combination relationships with customers, suppliers and employees. We might not be able to successfully integrate the combination into our business or operate the combined businesses profitably, and we may be subject to unanticipated problems and liabilities of APAC.

We have a senior credit facility that consists of a term loan ($460.2 million outstanding as of September 30, 2011) and a $75.0 million revolving credit facility ($30.0 million outstanding as of September 30, 2011). Additionally, we have $165.0 million of floating rate senior notes and $200.0 million 11.875 percent senior subordinated notes outstanding. As a result, we are significantly leveraged.

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

At September 30, 2011, our leverage ratio was 5.55, compared to the covenant maximum of 6.50, and our interest coverage ratio was 1.99, compared to the covenant minimum of 1.70. We were in compliance with all required financial covenants under our senior credit facility and we were not aware of any events of default as of September 30, 2011.

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

The economic and business climate in 2010 and into 2011 continued to be very difficult and there is uncertainty as to whether the economic and business climate will improve. In addition, other factors, such as the loss of a significant client or reduced client volumes, may impact our ability to meet our debt covenants in the future. Therefore, no assurance can be given that we will be able to maintain compliance with our financial covenants in future periods.

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

Cash Flows from Operating Activities.  Cash provided by operating activities of continuing operations was $36.1 million for the nine months ended September 30, 2011, compared to cash provided by operating activities of continuing operations of $52.6 million for the nine months ended September 30, 2010. The change was primarily attributable to the changes in working capital due to the timing of payments of operating items.

Cash Flows from Investing Activities.  Cash used in investing activities of continuing operations was $35.3 million for the nine months ended September 30, 2011, compared to cash used in investing activities of continuing operations of $13.1 million for the nine months ended September 30, 2010. The change was primarily attributable to $20.8 million of cash paid to acquire Protocol.

Cash Flows from Financing Activities.  Cash used in financing activities of continuing operations was $30.7 million for the nine months ended September 30, 2011, compared to cash used in financing activities of continuing operations of $64.2 million for the nine months ended September 30, 2010. The change was due primarily to lower net repayments under our senior credit facility during the nine months ended September 30, 2011, primarily due to borrowings for the acquisition of Protocol.

Senior Credit Facility.  Our senior credit facility is with a syndicate of financial institutions and consists of a term loan and a $75.0 million revolving credit facility. On November 15, 2011, the maximum borrowing capacity of the revolving credit facility will be reduced to $67.5 million. We are required to make quarterly principal repayments of approximately $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. We are also required to make quarterly prepayments of 75 percent of the excess cash flow from our purchased accounts receivable, and annual prepayments of 75 percent or 50 percent of our excess annual cash flow, based on our leverage ratio, less the amounts paid during the year from the purchased accounts receivable excess cash flow prepayments. The revolving credit facility requires no minimum principal payments until its maturity in December 2012. At September 30, 2011, the balance outstanding on the term loan was $460.2 million and there was $30.0 million outstanding on the revolving credit facility. The availability of the revolving credit facility is reduced by any unused letters of credit ($6.8 million at September 30, 2011). As of September 30, 2011, we had $38.2 million of remaining availability under the revolving credit facility.

All borrowings bear interest at an annual variable rate, based on either the prime rate (3.25 percent at September 30, 2011), the federal funds rate (0.08 percent at September 30, 2011) or LIBOR (0.22 percent 30-day LIBOR at September 30, 2011) plus an applicable margin, which is based on the type of rate and our funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined in the loan agreement, subject to certain interest rate minimum requirements. We are charged a quarterly commitment fee on the unused portion of the revolving credit facility at an annual rate ranging from 0.50 percent to 0.75 percent. The effective interest rate on the senior credit facility was approximately 7.83 percent and 9.23 percent for the three months ended September 30, 2011 and 2010, respectively, and 8.08 percent and 9.21 percent for the nine months ended September 30, 2011 and 2010, respectively.

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

Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in corporate tax rates, and inflation. We employ risk management strategies that may include the use of derivatives, such as interest rate swap agreements, interest rate cap agreements, and foreign currency forwards and options to manage these exposures. As of September 30, 2011, none of our derivatives were accounted for as hedges. We do not enter into derivatives for trading purposes.

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

Interest Rate Risk.  At September 30, 2011, we had $655.2 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year.

Critical Accounting Policies and Estimates

General.  The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the following accounting policies and estimates are the most critical and could have the most impact on our results of operations: goodwill, other intangible assets and purchase accounting, income taxes, and allowance for doubtful accounts. These are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note 2 to our 2010 financial statements, both of which are included in our Annual Report on Form 10-K for the year ended December 31, 2010. During the nine months ended September 30, 2011, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2011. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f), to determine whether any changes occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended September 30, 2011.

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

On October 14, 2011, APAC Customer Services, Inc. (“APAC”), a leader in global outsourced services and solutions, was acquired by One Equity Partners (“OEP”), the majority stockholder of the Company. OEP has informed the Company that OEP intends to seek to combine APAC with the Company to build market leadership in business process outsourcing and customer care solutions. The terms of such combination have not been finalized and there can be no assurance that any such combination will be completed or if completed, the terms or timing of any such combination. We may have to borrow money, incur liabilities, or sell or issue stock as part of the combination and we may not be able to do so on terms favorable to us. Additional borrowings and liabilities may have a materially adverse effect on our liquidity and capital resources. Completing any such combination involves a number of risks, including diverting management’s attention from our daily operations, the use of additional management, operational and financial resources, system conversions, and the inability to maintain key pre-combination relationships with customers, suppliers and employees. We might not be able to successfully integrate the combination into our business or operate the combined businesses profitably, and we may be subject to unanticipated problems and liabilities of APAC.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.           Defaults Upon Senior Securities

None

Item 4.           [Removed and Reserved]

Item 5.           Other Information

(a)          None

(b)         Not applicable

Item 6.           Exhibits

10.1

Director Agreement between NCO Group, Inc. and Mr. Marc Simon, dated September 30, 2011. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-173514), filed on October 6, 2011)

10.2

Restrictive Covenant Agreement between NCO Group, Inc. and Mr. Marc Simon, dated September 30, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-173514), filed on October 6, 2011)

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011, filed with the Securities and Exchange Commission on November 14, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NCO Group, Inc.

Date: November 14, 2011	By:	/s/ Ronald A. Rittenmeyer
Ronald A. Rittenmeyer
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2011	By:	/s/ John R. Schwab
John R. Schwab
Executive Vice President, Finance
and Chief Financial Officer
(principal financial and accounting officer)