Form 10-K
period 2011-12-31
NCO Group, Inc.
filed 2012-04-06
CIK 1397772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2011

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 333-173514; 333-165975; 333-158745; 333-150885

EXPERT GLOBAL SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0786880
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

507 Prudential Road, Horsham, Pennsylvania	19044
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (215) 441-3000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of each of the registrant’s classes of common stock outstanding as of March 30, 2012 was: 2,839,830 shares of Class A common stock, $0.01 par value, and 460,350 shares of Class L common stock, $0.01 par value.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, “we,” “us,” “our,” “Company” or “NCO” refers to Expert Global Solutions, Inc. (f/k/a NCO Group, Inc.) and its subsidiaries.

Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to:

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

•                  risks related to possible future terrorist attacks;

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

The Company can give no assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. The Company disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise. For additional information concerning the risks that affect us, see “Part I. — Item 1A. Risk Factors” of this Report on Form 10-K.

PART I

Item 1.         Business

General

Expert Global Solutions, Inc. (f/k/a NCO Group, Inc.) is a holding company and conducts substantially all of its business operations through its subsidiaries. NCO is an international provider of business process outsourcing services, referred to as BPO, primarily focused on accounts receivable management, referred to as ARM, and customer relationship management, referred to as CRM. We provide a wide range of ARM services to our clients by utilizing an extensive technological infrastructure. Although traditional ARM services have focused on the recovery of delinquent accounts, we also engage in the recovery of current accounts receivable and early stage delinquencies (generally, accounts that are 180 days or less past due). Our CRM services allow our clients to strengthen their customer relationships by providing a high level of support to their customers and generate incremental sales by acquiring new customers. We support essential business functions across key portions of the customer lifecycle including acquisition, growth, care, resolution and retention. The primary market sectors we support in our BPO business are financial services, telecommunications, healthcare, retail and commercial, education and government, utilities, transportation/logistics services and technology.

On April 3, 2012, we consummated a series of related transactions, referred to as the “Merger Transactions,” pursuant to which the businesses of NCO and APAC were combined, NCO’s new indirect holding company was recapitalized and we engaged in certain refinancing transactions that resulted in the repayment of our existing senior credit facility and our outstanding $165.0 million of floating rate senior notes and $200.0 million of 11.875 percent senior subordinated notes and the replacement of such indebtedness with new indebtedness consisting of (a) a $795 million senior secured first lien credit facility, comprised of a term loan of $675 million that matures in 2018 and a revolving credit line of $120 million that matures in 2017, and (b) a $200 million secured second lien credit facility that matures in 2018.

Pursuant to an agreement and plan of merger, we became an indirect wholly-owned subsidiary of EGS Holdings, Inc. Pursuant to the merger, our existing stockholders received, as merger consideration, newly issued shares of EGS Holdings, Inc. in exchange for their issued and outstanding shares of NCO immediately prior to the merger. The exact amount of shares of EGS Holdings, Inc. capital stock received by each holder of NCO Group, Inc. capital stock was dependent upon the base amount and unpaid yield of the issued and outstanding shares of NCO Group, Inc. capital stock held by such stockholders immediately prior to the effective time of the merger. Concurrently with the consummation of the merger, the businesses of NCO and APAC were combined through a series of related reorganization transactions and EGS Holdings, Inc. was recapitalized and NCO and EGS Holdings, Inc. consummated certain refinancing transactions that resulted in the repayment in full of all of NCO’s and APAC’s then outstanding indebtedness and the replacement of such indebtedness with new indebtedness. In connection with the Merger Transactions, all of the Company’s Class A Common Stock issued and outstanding immediately prior to the merger, including shares of restricted stock, were cancelled in the merger and no consideration was paid therefor. Upon the consummation of the merger, NCO’s name was changed to Expert Global Solutions, Inc. As a result of the merger, APAC became an indirect wholly-owned subsidiary of ours through a contribution of APAC’s equity by our parent company.

Historically, our Portfolio Management business (“Portfolio Management”) had also purchased and collected past due consumer accounts receivable from consumer creditors. Beginning in 2009, we significantly reduced our purchases of accounts receivable and made a decision to minimize further investments in the future. In April and August 2011, Portfolio Management sold substantially all of its portfolios of purchased accounts receivable. The sold portfolios and related results are presented as discontinued operations on the consolidated statements of operations and cash flows.

We operate our business in two segments: ARM and CRM.

Our extensive industry knowledge, technological expertise, management depth, international scale, broad service offerings and long-standing client relationships enable us to deliver customized solutions that help our clients reduce their operating costs, increase cash flow, and improve their customers’ experience. We provide our services through our customer-driven model that provides optimal performance, leading-edge technology, proven efficiency and quality, to a wide range of clients in North America and abroad. We currently have approximately 32,400 full and part-time employees (including approximately 1,600 non-employee personnel utilized through subcontractors) who provide our services through our network of approximately 100 offices in 12 countries, or through in-home “virtual” offices.

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

Although the BPO industry is highly fragmented in the U.S., the leading providers of BPO services are generally large, multinational companies. We believe that many smaller competitors have insufficient capital to expand and invest in technology and are unable to meet the geographic coverage, regulatory requirements and quality standards demanded by businesses seeking to outsource their essential, non-core business functions.

The BPO industry has grown significantly in recent years and we believe attractive industry dynamics will allow this trend to continue. IDC, a global provider of market intelligence, estimates that the global market for BPO services grew from approximately $111 billion in 2005 to $147 billion in 2010, representing a five-year CAGR of 6%, and projects the market to grow to $191 billion by 2015, representing a 5% five-year CAGR for the 2010 to 2015 period.

Business Strategy

Our primary business strategy is to strengthen our global position in the ARM and CRM markets, and to opportunistically expand and improve our service offerings within these core markets.

Combination with APAC Customer Services, Inc. — As discussed above, on April 3, 2012, the businesses of NCO and APAC were combined, to build market leadership in business process outsourcing and customer care solutions. The combined entity was renamed Expert Global Solutions, Inc., and NCO and APAC will both continue as leading brands in the global BPO market. APAC is a leading provider of customer care services and solutions to clients in the healthcare, communications, business services, media & publishing, travel &

entertainment, technology and financial services industries. APAC delivers highly customized customer care services and solutions that involve communicating with customers and managing situations that are unique to each core industry.

A key component of our business strategy is to capitalize on the growth, cost savings and other strategic opportunities created by the combination of NCO and APAC by executing on our integration plan. We believe that the NCO and APAC combination will provide the following benefits:

•                  Create one of the largest CRM platforms in the market with the APAC premium brand name;

•                  Allow us to leverage our infrastructure and realize significant cost savings;

•                  Provide significant benefits of scale and increase business development opportunities;

•                  Provide a more balanced and diversified revenue stream; and,

•                  Improve our credit profile.

Continue to improve our capabilities under a strengthened platform — We believe that we will better serve clients’ needs by sharing best practices and leveraging our global presence, extensive technology infrastructure and human capital investments. Additionally, our depth of industry knowledge and expanded client base allow us to cost-effectively create solutions customized to client objectives while our global BPO infrastructure supports execution, efficiency, compliance and quality.

Expand our relationships with clients — An integral component of our growth strategy is focused on broadening our existing client relationships. We intend to leverage our leading and respected brand names within the ARM and CRM sectors to cross-sell our services to existing clients. Clients in both business lines operate in similar end-markets and are accustomed to outsourcing their non-core functions to BPO providers. Additionally, as client relationships have evolved from pure vendor relationships, we are well-positioned as we form strategic partnerships with our clients and deliver long-term, goal-oriented services.

Increase new client wins. — Following the combination with APAC, we believe our increased scale, capabilities and leading brands will allow us to compete for increased and larger CRM revenue opportunities. In the past, certain potential clients have not utilized NCO or APAC due to their perceived size, capacity or capability restraints. With the combination, we are better positioned to compete for more business due to the increased size, scale and geographic footprint. Additionally, we believe that our leading brands, strengthened financial profile, expertise across multiple client industries, and long-tenured client relationships will drive new client wins.

Enhance our operating margins — We intend to continue pursuing the following initiatives to increase profitability:

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

Pursue strategic acquisition opportunities — We have developed a disciplined approach to acquisitions. We believe our approach enables us to efficiently integrate acquired businesses, personnel and facilities into our existing technology platform, personnel matrix and facilities. By leveraging our shared services and infrastructure, we facilitate the realization of cost synergies and growth of sales and earnings. We intend to evaluate and pursue strategic acquisitions on an opportunistic basis as they become available.

We acquired the following companies during the past three years:

Date	Acquired Company	Description
April 2012	APAC Customer Services, Inc.	Customer care services
May 2011	Protocol Direct Marketing, Inc.	Provider of BPO solutions
September 2010	Health Blueprints, Inc.	Healthcare Consulting
August 2009	TSYS Total Debt Management	Attorney network receivables management
May 2009	Complete Credit Management, Ltd.	Receivables management in the U.K.

Our Services

We provide the following BPO services:

Accounts Receivable Management

We provide a wide range of ARM services to our clients by utilizing an extensive technological infrastructure. Although traditional ARM services have focused on the recovery of delinquent accounts (third-party), we also engage in the recovery of current accounts receivable and early stage delinquencies (generally, accounts that are 180 days or less past due) (first-party). We generate ARM revenue from the recovery of delinquent accounts receivable on a contingency fee basis and from contractual collection services and other related services.

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

First Party/Early Stage Delinquency Calls.  Although companies understand the importance of contacting customers early in the delinquency cycle, some do not possess the resources necessary to sustain consistent and cost-effective outbound telephone campaigns. We provide a customized, service approach to contact our clients’ customers and remind them of their obligation to pay their accounts.

We typically conduct reminder calls to recently past due customers and courtesy collection calls to more seriously delinquent customers. Our representatives leave courteous messages if telephone contact attempts are unsuccessful after the second day.

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

Agency Management.  We help our clients manage their accounts receivable management vendors. We establish consistent performance reporting and hold agencies to rigorous performance standards. We monitor and audit all of the agencies in our clients’ network for quality to ensure they are meeting all performance standards.

NCOePayments.  We provide our clients’ customers with multiple secure payment options, accessible via the telephone and the Internet, 24 hours a day, 365 days a year. We also provide contact center solutions utilizing our extranet technology, allowing representatives to take payments directly from the customer.

Consumer Loan Servicing.  We provide consumer loan servicing for a variety of consumer assets through an end-to-end servicing model, from asset generation to deficiency collections.

Transworld Systems.  Our subsidiary, Transworld Systems Inc., provides first- and third-party early stage and past due account recovery services for small, medium and large businesses through a demand letter series, reminder calls, or a customized program to fit individual business needs.

University Accounting Services.  Our subsidiary, University Accounting Service, LLC, provides student loan billing and related services for institutions of higher education.

Healthcare Services.  We provide revenue cycle management and several specialty services for healthcare providers such as:

•                  Consulting and Management Services — includes assistance in designing and managing a broad spectrum of revenue cycle management and back office services targeted to our clients’ specific needs.

•                  Patient Access Services— includes scheduling, insurance verification, pre-registration, eligibility screening, financial counseling, etc.

•                  Health Information Management — includes clinical documentation integrity, coding, transcription, etc.

•                  Accounts Receivable Management — includes claims management and electronic billing, denial and remittance management, collection services, etc.

•                  Customer Care — includes patient satisfaction and physician satisfaction.

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

Interactive Voice Response.  We use interactive voice response (IVR) technology to cost-effectively facilitate customer care for our clients. Customers can efficiently obtain account balance information, transfer funds, place an order, check status of an order, pay a bill, or answer a survey. Incoming calls are routed to representatives through systematic call transfer protocols or as a result of a toll-free number being included on customer correspondence. The process is completely automated, and if the caller wants to speak to a representative they can choose to be connected to a live NCO customer service professional. This combination of live and recorded telephone interaction benefits the customer through efficient, 24-hour service, and decreased operating costs.

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

Text Messaging Services.  Using text messaging, we can relay a wide variety of information, including information about new services, promotions, or important information like confirmation numbers.

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

Technology and Infrastructure

We have implemented a scalable technical infrastructure that can flexibly support growing client volume while delivering a high level of reliability and service. Our customer contact centers feature advanced technologies, including predictive dialers, automated call distribution systems, digital switching, Voice over Internet Protocol (“VoIP”) technologies, digital recording, workforce management systems and customized software solutions, including the NCO SYSTEM INTEGRATOR Interface Manager. This is a graphical user interface we developed for use in large-scale outsourcing engagements that enables better data integration, enhanced reporting, representative productivity, implementation speed, and security. As a result, we believe we are able to address outsourced business process activities more reliably and more efficiently than our competitors. Our IT staff is comprised of approximately 400 professionals. We provide our services through the operation of approximately 100 call centers that are linked through an international wide area network.

We maintain disaster recovery contingency plans and have implemented procedures to protect against the loss of data resulting from power outages, fire and other casualties. We believe fast recovery and near continuous operation are ensured with multiple redundancies, uninterruptible power supplies and contracted backup and recovery services. We have implemented security systems to protect the integrity and confidentiality of our computer systems and data, and we maintain comprehensive business interruption and critical systems insurance on our telecommunications and computer systems. Our systems also permit secure remote network access to enable clients to establish real time communications with call centers and their systems and monitor operational activity. We employ a variety of industry leading physical and system security measures including advanced firewalls, data encryption, role specific access permissions, and site security to ensure data remains safe and secure.

We continue to be an early adopter of the Credit Card Industry best practices and compliance for data protection. A Level I, audit/assessment is conducted annually by an outside third-party firm, resulting in the satisfactory compliance with the Payment Card Industry (“PCI”), VISA Cardholder Information Security Program (“CISP”), MasterCard Site Data Protection (“SDP”) Program and American Express Data Security System (“DSS”) requirements. VISA and MasterCard have validated NCO as a Level I provider, which is the most stringent level in the PCI schema. We also undergo an annual review and certification process to ensure we comply with the Federal Information Security Management Act (“FISMA”).

Our ARM call centers utilize both virtual and onsite predictive dialers to address our low-balance, high-volume accounts, and our CRM centers utilize predictive dialers to conduct our clients’ outbound calling campaigns. These systems scan our databases, simultaneously initiate calls on dedicated predictive dialers, and determine if a live connection is made. Upon determining that a live connection has been made, the computer immediately switches the call to an available representative and instantaneously displays the associated account record on the representative’s workstation. Calls that reach other signals, such as a busy signal, telephone company intercept or no answer, are tagged for statistical analysis and placed in priority recall queues or multiple-pass calling cycles. NCO systems also automate almost all record keeping and workflow activities including letter and report generation. We believe that our automated method of operations dramatically improves the productivity of our staff.

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

Additionally, we provide a consumer help website designed to allow our clients’ customers to communicate with us 24 hours a day, seven days a week, 365 days a year. Consumers can choose to contact us via email or telephone, or they can choose to have one of our representatives call them. We have a dedicated team of representatives to support this website.

Client Relationships

Our active client base currently includes over 14,000 companies in the financial services, telecommunications, healthcare, retail and commercial, education and government, utilities, transportation/logistics and technology sectors. Our 10 largest clients in 2011 accounted for approximately 36.1 percent of our consolidated revenue excluding reimbursable costs and fees. Our largest client during the year ended December 31, 2011, was in the telecommunications sector and represented 8.0 percent of our consolidated revenue, excluding reimbursable costs and fees, for the year ended December 31, 2011. In 2011, we derived 24.5 percent of our revenue from financial services (which includes the banking and insurance sectors), 19.0 percent from telecommunications companies, 14.5 percent from healthcare organizations, 13.1 percent from retail and commercial entities, 10.3 percent from education and government organizations, 8.5 percent from utilities, 2.7 percent from transportation/logistics companies and 6.7 percent from technology and other sectors.

Our ARM contracts generally define, among other things, fee arrangements, scope of services and termination provisions. Clients may usually terminate such contracts on 30 or 60 days notice. In the event of termination, however, clients typically do not withdraw accounts referred to us prior to the date of termination, thus providing us with an ongoing stream of revenue from such accounts, which diminishes over time. Under the terms of our contracts, clients are not required to place accounts with us but do so on a discretionary basis.

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

As of December 31, 2011, we had a total of approximately 29,300 full-time employees and 1,500 part-time employees, of which approximately 24,200 were telephone representatives. In addition, as of December 31, 2011, we utilized approximately 1,600 non-employee personnel on a contract basis. We believe that our relations with our employees are good.

Typically, our employees are not represented by a labor union. However, from time to time, our facilities are targeted by union organizers. We are not aware of any current union organizing efforts at any of our facilities.

Sales and Marketing

Our sales force is organized to best match our sales professionals’ experience and expertise with the appropriate target market. Our core sales force is organized by industry and BPO offering to ensure the highest level of focus and service to potential and existing business partners. This group is focused on forming and cultivating strategic, long-term partnerships with large, multinational firms in order to maximize outsourcing opportunities via our full suite of BPO services. Additionally, we have a sales force focused on selling account recovery services for small, medium and large businesses.

Our in-house marketing department provides innovative customer contact solutions and sales support by performing a wide range of personalized services such as customer database administration, advertising, marketing campaigns and direct mailings, collateral development, trade show and site visit management, market and competitive research, and more. These functions are all integrated with our client relationship management system to provide a seamless interface between our sales team and our marketing department. We also maintain a dedicated team of skilled writers who prepare detailed, professional responses to formal requests for proposals and requests for information.

Competition

The BPO industry is highly competitive. We compete with a large number of ARM providers, including large national corporations such as iQor, Inc., Alliance One and GC Services LP, as well as many regional and local firms. We also compete with large CRM providers such as Convergys Corporation, Sitel Worldwide Corporation, Sykes Enterprises, Inc., TeleTech Holdings, Inc., and West Corporation. Some of our competitors may offer more diversified services and/or operate in broader geographic areas than we do. In addition, many companies perform the BPO services offered by us in-house. Moreover, many larger clients retain multiple outsourcing providers, which exposes us to continuous competition in order to remain a preferred vendor. We believe that some of the primary competitive factors in obtaining and retaining clients are the ability to provide customized solutions to a client’s requirements, personalized quality service, sophisticated call and information systems, and a competitive price.

Regulation

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law. The Dodd-Frank Act restructures the regulation and supervision of the financial services industry. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. As a result, the ultimate impact of the Dodd-Frank Act on our business cannot be determined at this time.

The new Consumer Financial Protection Bureau (“CFPB”) was formed as part of the Dodd-Frank Act. The CFPB has authority to regulate and bring enforcement action against various types of financial service businesses including collection agencies. Despite the creation of this new agency, none of the enforcement authority was taken from the FTC, meaning that these two government agencies will have dual enforcement authority over the debt collection industry.

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

In Australia, debt collection and debt purchasing activities are regulated by legislation and regulation at a state and federal level, with licenses required for corporations and individuals with varying effect at a state level. The Trade Practices Act, The Privacy Act and the Anti Money Laundering legislation are the primary federal laws, and the Commercial Agents legislation is the state level legislation. NCO’s Australian operations are licensed across all required jurisdictions. We believe that we hold all necessary licenses in those jurisdictions that require them.

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

Customer Relationship Management

In the United States, there are two major federal laws that specifically address telemarketing, the Telephone Consumer Protection Act, referred to as TCPA, which authorized the Federal Communications Commission, referred to as the FCC, to regulate the telemarketing industry, and the Telemarketing and Consumer Fraud and Abuse Prevention Act, referred to as the Fraud Prevention Act, which authorized the FTC, to adopt the Telemarketing Sales Rule, referred to as the TSR, which includes restrictions on telemarketing activities. These laws have been amended several times since their inception. In addition, the states have various regulatory restrictions and requirements for telemarketing companies.

The TCPA places restrictions on unsolicited automated telephone calls to residential telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and telephone fax machines. It provides requirements for caller identification and call abandonment. In addition, the regulations require CRM firms to develop and maintain an internal “Do Not Call” list, to comply with the rules regarding the national “Do-Not-Call” registry, as discussed below, and to train their CRM personnel to comply with these restrictions. We train our service representatives to comply with all of these regulations of the TCPA.

The FTC regulates both general sales practices and telemarketing specifically and has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts or practices.” The FTC administers the Fraud Prevention Act under which the FTC has issued the TSR prohibiting a variety of deceptive, unfair or abusive practices in direct telephone sales. Generally, these rules prohibit misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The rules also require that a telemarketer identify promptly and clearly the seller on whose behalf the CRM representative is calling, the purpose of the call, the nature of the goods or services offered and that no purchase or payment is necessary to win a prize. Service providers are required to maintain records on various aspects of their businesses. The TSR also established the national “Do Not Call” registry, where consumers could register once to stop all unwanted telemarketing calls. A consumer who receives a telemarketing call despite being on the registry can file a complaint with the FTC. In addition, the TSR restricts call abandonment (with certain safe harbors) and unauthorized billing, and it requires telemarketers to transmit their telephone numbers and, if possible, their names to consumers’ caller identification services.

Most states have also enacted consumer protection statutes prohibiting unfair or deceptive acts or practices as they relate to telemarketing sales. For example, telephone sales in certain states are not final until a written contract is delivered to and signed by the buyer, and such a contract often may be canceled within three business days. At least one state also prohibits parties conducting direct telephone sales from requesting credit card numbers in certain situations, and several other states require certain providers of such services to register annually, post bonds or submit sales scripts to the state’s attorney general. Some states have established their own statewide “Do Not Call” lists while other states have opted to use the FTC’s “Do Not Call” list as their official state list.

Additionally, some states have enacted laws and others are considering enacting laws targeted at direct telephone sales practices. Some examples include laws regulating electronic monitoring of telephone calls and laws prohibiting any interference by direct telephone sales with caller identification services.

In Canada, the Canadian Radio-Television and Telecommunications Commission, referred to as CRTC, enforces rules regarding unsolicited communications using automatic dialing and announcing devices, live voice and fax. Canada also instituted the Canadian National Do Not Call list, referred to as the NDNCL, under which a telemarketer shall not initiate a telemarketing communication on behalf of a client unless that client is a registered subscriber of the NDNCL and the applicable fees have been paid. We are registered as a telemarketer with the NDNCL. Additionally, we ensure that our clients have properly registered and paid for the NDNCL by requesting the client’s registration number.

Canada’s Personal Information Protection and Electronic Documents Act, referred to as the Federal Act requires all commercial enterprises to obtain consent for the collection, use, and disclosure of an individual’s personal information. The Federal Act permits any Province of Canada to enact substantially similar legislation governing the subject matter of the Federal Act, in which case the legislation of the Province will override the provisions of the Federal Act. Our Canadian operations are located primarily in the Provinces of Ontario, British Columbia and New Brunswick. British Columbia has enacted legislation, referred to as the B.C. Act, governing the subject matter of the Federal Act. The federal government of Canada has not yet declared the B.C. Act substantially similar to the Federal Act. Until such time as the federal government of Canada makes such declaration, both the B.C. Act and the Federal Act will apply concurrently to our operations in British Columbia. Though neither has yet enacted legislation that is substantially similar to the Federal Act, both Ontario and New Brunswick have indicated that they may enact legislation governing the subject matter of the Federal Act.

Canada’s Competition Act contains a number of provisions that regulate the conduct of telemarketers in Canada, in particular the manner in which outbound calls are to be conducted.

The industries we serve are also subject to government regulation, and, from time to time, bills are introduced in Congress, which, if enacted, could affect our operations. We, and our employees who sell insurance products, are required to be licensed by various state and Canadian provincial insurance commissions for the particular type of insurance product to be sold and are required to participate in regular continuing education programs.

We provide service to the telecommunications industry, which is subject to government regulation. For example, “slamming” is the illegal practice of changing a consumer’s telephone service without permission. The FCC has promulgated regulations regarding slamming rules that apply solely to the telecommunications carrier and not the telemarketer or the independent party verifying the service change. However, some state slamming rules may extend liability for violations to agents and other representatives of telecommunications carriers, such as telemarketers.

Our representatives undergo an extensive training program, part of which is aimed to ensure their compliance with all such laws and regulations affecting the telemarketing industry. We also program our call management system to avoid initiating telephone calls during restricted hours or to individuals maintained on our “Do Not Call” list.

Segment and Geographical Financial Information

See Note 20 in our Notes to Consolidated Financial Statements for the year ended December 31, 2011 for disclosure of financial information regarding our segments. The following table presents revenues and total assets, net of any intercompany balances, by geographic location (amounts in millions):

	For the Years Ended December 31,
	2011	2010	2009
Revenues:
U.S.	$1,436.3	$1,468.8	$1,426.5
Canada	44.1	48.9	43.4
Australia	33.0	27.3	23.1
U.K.	15.9	15.8	22.4
Mexico	10.7	10.1	12.7
Panama	1.7	1.7	1.6

Total assets:
U.S.	$783.6	$1,089.8	$1,284.7
Canada	39.5	40.8	29.2
Australia	30.0	36.3	33.3
U.K.	19.2	19.8	27.5
Philippines	20.5	17.9	18.4
Panama	11.4	12.3	46.9
Mexico	3.9	10.9	11.5
Other	8.6	9.9	8.5

Item 1A.                                                Risk Factors

You should carefully consider the following risk factors. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us.

Risks Related to the Current Environment and Recent Developments

Recent instability in the financial markets and global economy may affect our access to capital and the success of our collection efforts which could have a material adverse effect on our results of operations and revenue.

The stress experienced by global capital markets began in the second half of 2007, substantially increased during the second half of 2008, and has continued throughout 2009, 2010 and 2011. Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with low business and consumer confidence and high unemployment, have created a challenging economic environment. This challenging environment has adversely affected the ability and willingness of consumers to pay their debts and resulted in a weaker collection environment in 2009, 2010 and 2011. The ability and willingness of consumers to pay their debts could continue to be adversely affected, which could have a material adverse effect on our results of operations, collections and revenue.

Further deterioration in economic conditions in the United States may also lead to higher rates of personal bankruptcy filings. Defaulted consumer loans that we service or purchase are generally unsecured, and we may be unable to collect these loans in the case of personal bankruptcy of a consumer. Increases in bankruptcy filings could have a material adverse effect on our results of operations, collections and revenue.

Continued or further credit market dislocations or sustained market downturns may also reduce the ability of lenders to originate new credit, limiting our ability to service defaulted consumer loans in the future. We are currently in compliance with all of our debt covenants, but the future impact on our operations and financial projections from the challenging economic and business environment may impact our ability to meet our debt covenants in the future. Further, increased financial pressure on the distressed consumer may result in additional regulatory restrictions on our operations and increased litigation filed against us. We are unable to predict the likely duration or severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business, financial condition and results of operations.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and access capital.

The current status of global financial and credit markets exposes us to a variety of risks. The capital and credit markets have been experiencing volatility and disruption for a couple of years. Disruptions in the credit markets make it harder and more expensive to obtain funding.  In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.

We need liquidity to pay our operating expenses and debt service obligations. Without sufficient liquidity, we could be forced to limit our investment in growth opportunities or curtail operations. The principal sources of our liquidity are cash flows from operations, bank borrowings, and equity and debt offerings. As a result of the global financial crisis, there is a risk that one or more lenders in our senior credit facility syndicate could be unable to meet contractually obligated borrowing requests in the future. In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions and the general availability of credit. If current levels of market disruption and volatility continue or worsen, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Concerns regarding the downgrade of the U.S. credit rating and the sovereign debt crisis in Europe could have a material adverse effect on our business, financial condition and liquidity.

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected Standard & Poor’s view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics. This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity. Because of the unprecedented nature of negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on global markets and our business, financial condition and liquidity are unpredictable and may not be immediately apparent.

In addition, global markets and economic conditions have been negatively impacted by the ability of certain European Union (“EU”) member states to service their sovereign debt obligations. The continued uncertainty over the outcome of the EU governments’ financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets and negatively impact our business, financial condition and liquidity.

There can be no assurance that actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Federal Government, Federal Reserve and other governmental and regulatory bodies have taken actions and may take further actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets.

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

We compete with a large number of providers in the ARM and CRM industries. This competition could have a materially adverse effect on our future financial results.

We compete with a large number of companies in the industries in which we provide services. In the ARM industry, we compete with other sizable corporations in the U.S. and abroad such as iQor, Inc., Alliance One and GC Services LP, as well as many regional and local firms. In the CRM industry, we compete with large customer care outsourcing providers such as Convergys Corporation, Sitel Worldwide Corporation, Sykes Enterprises, Inc., TeleTech Holdings, Inc., and West Corporation. We may lose business to competitors that offer more diversified services, have greater financial and other resources and/or operate in broader geographic areas than we do. We may also lose business to regional or local firms who are able to use their proximity to or contacts at local clients as a marketing advantage. In addition, many companies perform the BPO services offered by us in-house. Many larger clients retain multiple BPO providers, which exposes us to continuous competition in order to remain a preferred provider. Because of this competition, in the future we may have to reduce our fees to remain competitive and this competition could have a materially adverse effect on our future financial results.

Many of our clients are concentrated in the financial services, telecommunications, healthcare and retail and commercial sectors. If any of these sectors performs poorly or if there are any adverse trends in these sectors it could materially adversely affect us.

For the year ended December 31, 2011, we derived 24.5 percent of our revenue from clients in the financial services sector, 19.0 percent of our revenue from clients in the telecommunications industry, 14.5 percent of our revenue from clients in the healthcare sector, and 13.1 percent from clients in the retail and commercial sector. If any of these sectors performs poorly, clients in these sectors may do less business with us, or they may elect to perform the services provided by us in-house. If there are any trends in any of these sectors to reduce or eliminate the use of third-party BPO service providers, it could harm our business and results of operations.

We have international operations and utilize foreign sources of labor, and various factors relating to our international operations, including fluctuations in currency exchange rates, could adversely affect our results of operations.

Approximately 6% of our 2011 revenues were derived from clients in Canada, the United Kingdom and Australia. Political or economic instability in Canada, the United Kingdom or Australia could have an adverse impact on our results of operations due to diminished revenues in these countries. Our future revenue, costs of operations and profitability could also be affected by a number of other factors related to our international operations, including changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements, and local tax or foreign exchange issues. Unanticipated currency fluctuations in the Canadian Dollar, British Pound, Euro or the Australian Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies into U.S. dollars when we consolidate our financial results.

We provide ARM and CRM services to our U.S. clients utilizing foreign sources of labor through call centers in Canada, India, the Philippines, Barbados, Antigua, Australia, Panama, Mexico and Guatemala. Any political or economic instability in these countries could result in our having to replace or reduce these labor sources, which may increase our labor costs and have an adverse impact on our results of operations. A decrease in the value of the U.S. dollar in relation to the currencies of the countries in which we operate could increase our cost of doing business in those countries. In addition, we expect to expand our operations into other countries and, accordingly, will face similar risks with respect to the costs of doing business in such countries including as a result of any decreases in the value of the U.S. dollar in relation to the currencies of such countries. There is no guarantee that we will be able to successfully hedge our foreign currency exposure in the future.

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

If the employees at any of our offices voted to join a labor union, it could increase our costs and possibly result in a loss of customers.

Although there have been efforts in the past, we are currently not aware of any union organizing efforts at any of our facilities. However, if our employees are successful in organizing a labor union at any of our locations, it could further increase labor costs, decrease operating efficiency and productivity in the future, result in office closures, and result in a loss of customers.

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

As noted above, our business is highly dependent on our telecommunications and computer systems. These systems could be interrupted by terrorist acts, natural disasters, power losses, computer viruses, or similar events. Our business is also materially dependent on services provided by various local and long distance telephone companies. If our equipment or systems cease to work or become unavailable, or if there is any significant interruption in telephone services, we may be prevented from providing services. Because we generally recognize revenue and generate operating cash flow primarily through ARM collections and providing CRM services, any failure or interruption of services and collections would mean that we would continue to incur payroll and other expenses without any corresponding income.

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

We are highly dependent upon the continued services and experience of our senior management team. We depend on the services of the members of our senior management team to, among other things, continue the development and implementation of our growth strategies, and maintain and develop our client relationships.

Goodwill and other intangible assets represented 56.8 percent of our total assets at December 31, 2011. If the goodwill or the other intangible assets, primarily our customer relationships and trade names, are deemed to be impaired, we may need to take a charge to earnings to write-down the goodwill or other intangibles to their fair value.

Our balance sheet includes goodwill, which represents the excess of the purchase price over the fair market value of the net assets of acquired businesses based on their respective fair values at the date of acquisition. Trade names primarily represent the fair value of the NCO name, which is an indefinite-lived intangible asset. Other intangibles are composed of customer relationships, which represent the information and regular contact we have with our clients, and non-compete agreements.

Goodwill is tested at least annually for impairment. The test for impairment uses a fair value based approach, whereby if the implied fair value of a reporting unit’s goodwill is less than its carrying amount, goodwill would be considered impaired. The trade name intangible asset is also reviewed for impairment on an annual basis.

As a result of the annual impairment testing, we recorded goodwill impairment charges of $176.1 million in the ARM segment and trade name impairment charges of $7.6 million in 2011. In 2010 and 2009, we recorded goodwill impairment charges of $57.0 million and $24.8 million, respectively, in the CRM segment. If our goodwill or trade name are deemed to be further impaired, we will need to take an additional charge to earnings in the future to write-down the asset to its fair value.

We make significant assumptions to estimate the future revenue and cash flows used to determine the fair value of our reporting units. These assumptions include future growth rates, profitability, discount factors, market comparables, future tax rates, and other factors. Variations in any of these assumptions could result in materially different calculations of impairment amounts. If the expected revenue and cash flows are not realized, additional impairment losses may be recorded in the future.

Our other intangible assets, consisting of customer relationships and non-compete agreements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For example, the loss of a larger client could require a review of the customer relationship for impairment. We made significant assumptions to estimate the future cash flows used to determine the fair value of the customer relationship.  If we lost a significant customer relationship, the future cash flows expected to be generated by the customer relationship would be less than the carrying amount, and an impairment loss may be recorded.

As of December 31, 2011, our balance sheet included goodwill, trade name and other intangibles that represented 33.8 percent, 8.2 percent and 14.8 percent of total assets, respectively.

Unauthorized disclosure of sensitive or confidential client and customer data could expose us to protracted and costly litigation, penalties and may cause us to lose clients.

Our business involves access to and transmission of information about our employees, our clients and customers of our clients. We are reliant on information technology networks and systems to process, transmit and store such electronic data. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We are also required at times to manage, utilize and store sensitive or confidential client or customer data. As a result, we are subject to numerous federal and state laws and regulations designed to protect this information. While we take measures to protect the security and privacy of this information and to prevent unauthorized access, it is possible that our security controls over personal data and other practices we follow may not prevent the improper access to or disclosure of personally identifiable information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or customer data, whether through system failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, business, financial condition, results of operations and cash flows.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and comply with the reporting requirements under the Securities Exchange Act of 1934. As a result, investors may lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business and could subject us to regulatory scrutiny.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting. Currently, we are not required to include a report of our independent registered public accounting firm on our internal controls because we are a “non-accelerated filer” under SEC rules; therefore, you do not have the benefit of an independent review of our internal controls. While we have reported no “material weaknesses” in the Form 10-K for the fiscal year ended December 31, 2011, we cannot guarantee that we will not have any “material weaknesses” in the future. Compliance with the requirements of Section 404 is expensive and time-consuming. If in the future we fail to complete this evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential investors and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business.

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

Derivative transactions may expose us to unexpected risk and potential losses.

From time to time, we may be party to certain derivative transactions, such as interest rate swap contracts and foreign exchange contracts, with financial institutions to hedge against certain financial risks. Changes in the fair value of these derivative financial instruments that are not cash flow hedges are reported in income, and accordingly could materially affect our reported income in any period. Moreover, in the light of current economic uncertainty and potential for financial institution failures, we may be exposed to the risk that our counterparty in a derivative transaction may be unable to perform its obligations as a result of being placed in receivership or otherwise. In the event that a counterparty to a material derivative transaction is unable to perform its obligations thereunder, we may experience material losses that could materially adversely affect our results of operations and financial condition.

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

The collections industry is regulated under various U.S. federal and state, Canadian, United Kingdom and Australian laws and regulations. Many states, as well as Canada, the United Kingdom and Australia, require that we be licensed as a debt collection company. The Federal Trade Commission, referred to as the FTC, has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. If we fail to comply with applicable laws and regulations, it could result in fines as well as the suspension or termination of our ability to conduct collections, which would materially adversely affect us. State regulatory authorities have similar powers. If such matters resulted in further investigations and subsequent enforcement actions, we could be subject to fines as well as the suspension or termination of our ability to conduct collections, which would materially adversely affect our financial position and results of operations. In addition, new federal, state or foreign laws or regulations, or changes in the ways these rules or laws are interpreted or enforced, could limit our activities in the future or significantly increase the cost of regulatory compliance. If we expand our international operations, we may become subject to additional government controls and regulations in other countries, which may be stricter or more burdensome than those government controls and regulations to which we are currently subject.

Several of the industries we serve are also subject to varying degrees of government regulation. Although our clients are generally responsible for complying with these regulations, we could be subject to various enforcement or private actions for our failure, or the failure of our clients, to comply with these regulations.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act restructures the regulation and supervision of the financial services industry, including the formation of the new Consumer Financial Protection Bureau. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. As a result, the ultimate impact of the Dodd-Frank Act on our business cannot be determined at this time. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

The costs and management time and attention associated with litigation could result in a negative impact to our financial results.

We are subject to lawsuits, claims and governmental investigations arising out of the normal conduct of our business. We cannot predict whether any material lawsuits, claims, or investigations may arise in the future. Regardless of the outcome of any future actions, claims, or investigations, we may incur substantial defense costs and such actions may cause a disruption of management’s attention to the day-to-day operations of the business. Also, it is possible that we may be required to pay substantial damages or settlement costs which could have a material adverse effect on our business, results of operations, liquidity, or financial condition.

Risks Related to our CRM Business

We are subject to business-related risks specific to the CRM business. Some of those risks are:

The CRM division relies on a few key clients for a significant portion of its revenues. The loss of any of these clients or their failure to pay us could reduce revenues and adversely affect results of operations.

The CRM division is characterized by substantial revenues from a few key clients. While no individual CRM client represented more than 10 percent of our consolidated revenue, we are exposed to customer concentration within this division. Most of these clients are not contractually obligated to continue to use our services at historic levels or at all. If any of these clients were to significantly reduce the amount of service, for example due to business volume fluctuations, mergers and acquisitions and/or performance issues, fail to pay, or terminate the relationship altogether, our CRM business could be harmed.

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

Risks Related to our Debt Structure

Our substantial leverage and significant debt service obligations could adversely affect our financial condition and our ability to fulfill our obligations and operate our business.

We are highly leveraged and have significant debt service obligations. Our financial performance could be affected by our substantial leverage. At December 31, 2011, our total indebtedness was $865.6 million, and we had $21.8 million of borrowing capacity under the revolving portion of our senior credit facility. On April 3, 2011, we entered into a $795 million senior secured first lien credit facility, consisting of a $675 million term loan that matures in 2018 and a $120 million revolving credit facility that matures in 2017 (the “First Lien Facility”) and a $200 million second lien term loan that matures in 2018 (the “Second Lien Facility” and, collectively with the First Lien Facility, the “New Facilities”). Borrowings under the New Facilities were used to repay our existing senior credit facility and our existing senior and subordinated notes. We may also incur additional indebtedness in the future.

This high level of indebtedness could have important negative consequences to us, including:

•                  we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;

•                  we will need to use all, or a substantial portion, of our available cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities;

•                  our borrowings under our New Facilities have variable rates of interest, which exposes us to the risk of increased interest rates;

•                  our debt level increases our vulnerability to general economic downturns and adverse industry conditions;

•                  our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general;

•                  our substantial amount of debt and the amount we must pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that have less debt;

•                  our customers may react adversely to our significant debt level and seek or develop alternative suppliers; and

•                  our failure to comply with the financial and other restrictive covenants in our debt instruments which, among other things, require us to maintain specified financial ratios and limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects.

Our high level of indebtedness requires that we use a substantial portion of our cash flow from operations to pay principal of, and interest on, our indebtedness, which will reduce the availability of cash to fund working capital requirements, capital expenditures or other general corporate or business activities, including future acquisitions.

In addition, all of our indebtedness under the New Facilities bears interest at variable rates. If market interest rates increase, debt service on our variable-rate debt will rise, which would adversely affect our cash flow. We may employ hedging strategies to help reduce the impact of fluctuations in interest rates. The portion of our variable rate debt that is not hedged will be subject to changes in interest rates.

We may be unable to generate sufficient cash to service all of our indebtedness and meet our other ongoing liquidity needs and may be forced to take other actions to satisfy our obligations under our indebtedness, which may be unsuccessful.

Our ability to make scheduled payments or to refinance our debt obligations and to fund our planned capital expenditures and other ongoing liquidity needs, depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Our business may not generate sufficient cash flow from operations or future borrowings may not be available to us under our First Lien Facility or otherwise in an amount sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We may be unable to refinance any of our debt on commercially reasonable terms.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may be unsuccessful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our New Facilities restrict our ability to use the proceeds from certain asset sales. We may be unable to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may be inadequate to meet any debt service obligations then due.

Despite our current leverage, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks that we and our subsidiaries face.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the New Facilities do not fully prohibit us or our subsidiaries from doing so. The revolving credit portion of our First Lien Facility provides commitments of up to $120 million. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

Our New Facilities contain a number of restrictive covenants which will limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

Our New Facilities, and the terms of any future indebtedness may impose, operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit, among other things, our ability and the ability of our restricted subsidiaries to:

•                  incur additional indebtedness;

•                  create liens;

•                  pay dividends and make other distributions in respect of our capital stock;

•                  redeem our capital stock;

•                  make certain investments or certain other restricted payments;

•                  sell certain kinds of assets;

•                  enter into certain types of transactions with affiliates; and

•                  effect mergers or consolidations.

In addition, our New Facilities include other more restrictive covenants. The New Facilities also require us to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

The restrictions contained in our New Facilities could:

•                  limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans; and

•                  adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under the New Facilities. If an event of default occurs under the New Facilities, the lenders could elect to:

•                  declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable; and/or

•                  require us to apply all of our available cash to repay the borrowings.

The lenders will also have the right in these circumstances to terminate any commitments they have to provide further financing.

If we were unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing the New Facilities, which constitutes substantially all of our and our domestic subsidiaries’ assets.

We are a holding company and we depend upon cash from our subsidiaries to service our debt. If we do not receive cash distributions, dividends or other payments from our subsidiaries, we may be unable to meet out debt service obligations.

We are a holding company and all of our operations are conducted through our subsidiaries. Accordingly, we are dependent upon the earnings and cash flows of, and cash distributions, dividends and other payments from, our subsidiaries to provide the funds necessary to meet our debt service obligations. If we do not receive such cash distributions, dividends or other payments from our subsidiaries, we may be unable to pay the principal or interest on our outstanding debt.

Item 1B.               Unresolved Staff Comments

Not Applicable

Item 2.                        Properties

The following table summarizes the locations of our facilities by segment, excluding Sales offices. Certain of our facilities are used for both ARM and CRM operations. We lease all but one of these facilities. The leases expire between 2012 and 2021, and most contain renewal options.

	ARM Only	CRM Only	ARM and CRM	Total
U.S.	48	7	3	58
Canada	7	3	—	10
Philippines	—	4	3	7
Australia	5	—	—	5
Mexico	5	—	—	5
Panama	—	2	2	4
United Kingdom	2	—	—	2
Barbados	—	—	1	1
Antigua	—	—	1	1
Puerto Rico	1	—	—	1
Guatemala	—	1	—	1
Total	68	17	10	95

We believe that our facilities are adequate for our current operations, but additional facilities may be required to support growth. We believe that suitable additional or alternative space will be available as needed on commercially reasonable terms.

Item 3.                        Legal Proceedings

Barrist Complaint:

On December 21, 2011, Michael Barrist and certain affiliated parties filed a lawsuit against NCO, OEP, certain individual members of the NCO board of directors, Murray, Devine & Company (“Murray Devine”), and other defendants in the Court of Common Pleas, Philadelphia County, Pennsylvania.  Plaintiffs alleged that the Defendants caused the valuation of Plaintiffs’ put options to be lower than their true value and, as a result, Plaintiffs were deprived of the full value of their put rights under the Stockholders Agreement under which Plaintiffs obtained the put options.  Plaintiffs asserted claims against NCO and others for conspiracy relating to the valuation of Plaintiffs’ shares and for violations of the Pennsylvania Wage Payment and Collection Act for a bonus allegedly owed to Barrist under his employment agreement.

NCO and the defendants who serve on the NCO Board of Directors believe this lawsuit is without merit and intend to defend against it vigorously.

Fort Washington Flood:

In June 2001, the first floor of our Fort Washington, Pennsylvania, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. We subsequently decided to relocate our corporate headquarters to Horsham, Pennsylvania. We filed a lawsuit on August 14, 2001 in the Court of Common Pleas, Montgomery County, Pennsylvania (Civil Action No. 01-15576) against the current landlord and the former landlord of the Fort Washington facilities to terminate the leases and to obtain other relief. The landlord and former landlord filed counter-claims against us. We maintain a reserve that we believe is adequate to address our exposure to this matter and we plan to continue to contest this matter.

FTC and Attorneys General:

From time to time, we receive subpoenas or other similar information requests from the FTC and from various states’ Attorneys General, requesting information relating to NCO’s debt collection practices. We respond to such inquiries or investigations and provide certain information to the FTC and the respective Attorneys General offices. We believe we are in compliance with federal laws and the laws of the states in which we do business relating to debt collection practices in all material respects. However, no assurance can be given that any such inquiries or investigations will not result in a formal investigation or an enforcement action. Any such enforcement actions could result in fines as well as the suspension or termination of our ability to conduct business in such states.

Other:

We are involved in other legal proceedings, regulatory investigations, client audits and tax examinations from time to time in the ordinary course of business. Management believes that none of these other legal proceedings, regulatory investigations, client audits or tax examinations will have a materially adverse effect on our financial condition or results of operations.

Item 4.                        Mine Safety Disclosures

Not Applicable.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There was no established public trading market for each of our Class A common stock and our Class L common stock, and all of our outstanding common equity is privately held.  As of March 30, 2012, there were 55 holders of record of our Class A common stock (including holders of our restricted stock) and 24 holders of record of our Class L common stock. In connection with the April 3, 2012 merger and related reorganization transactions relating to the combination of the businesses of NCO and APAC, all of our then outstanding capital stock, including our Class A Common Stock and Class L Common Stock, was cancelled in the merger. Following the merger, Expert Global Solutions, LLC was the sole holder of record of our capital stock.

Our ability to pay cash dividends on our capital stock was limited by the terms of our senior credit facility and the indentures governing the terms of our prior notes and is limited by the terms of our new first and second lien credit facilities.  There were no cash dividends declared or paid during 2010 and 2011. We do not anticipate paying a cash dividend on our capital stock in the near future. See Note 15 in our Notes to Consolidated Financial Statements included elsewhere in this Report on Form 10-K for disclosure of information regarding the payment of dividends.

See Part III, Item 12 of this Form 10-K for information regarding equity compensation plan information.

Item 6.                        Selected Financial Data

SELECTED FINANCIAL DATA (1)

(Amounts in thousands)

	For the years ended December 31,
	2011(2)	2010(3)	2009(4)	2008(5)		2007
Statement of Operations Data:
Revenues	$1,216,346	$1,229,464	$1,402,735	$1,468,580		$1,104,611
Reimbursable costs and fees	325,363	343,101	126,992	25,792		29,581
Total revenues	1,541,709	1,572,565	1,529,727	1,494,372		1,134,192
Operating costs and expenses:
Payroll and related expenses	695,892	692,919	767,251	825,648		659,830
Selling, general and administrative expenses	380,324	406,905	468,125	483,901		362,373
Reimbursable costs and fees	325,363	343,101	126,992	25,792		29,581
Depreciation and amortization expense	102,999	108,743	117,211	118,489		99,523
Impairment of intangible assets	183,777	57,015	24,754	125,028		—
Restructuring charges	28,713	17,068	10,009	11,600		—
(Loss) income from continuing operations	(175,359)	(53,186)	15,385	(96,086)		(17,115)
Other income (expense), net	(82,593)	(84,758)	(89,117)	(111,114)		(82,569)
Loss from continuing operations before income taxes	(257,952)	(137,944)	(73,732)	(207,200)		(99,684)
Income tax (benefit) expense	(9,358)	6,625	(1,509)	(62,826	)(6)	(34,126)
Net loss from continuing operations	(248,594)	(144,569)	(72,223)	(144,374)		(65,558)
Net loss from discontinued operations	(33,128)	(11,144)	(15,919)	(210,982	)(6)	36,571
Net loss	(281,722)	(155,713)	(88,142)	(355,356)		(28,987)
Less: Net (loss) income attributable to noncontrolling interests	(3,329)	(713)	(3,921)	(18,250)		2,735
Net loss attributable to NCO Group, Inc.	$(278,393)	$(155,000)	$(84,221)	$(337,106)		$(31,722)

Statement of Cash Flows Data:
Net cash provided by operating activities	$22,643	$43,124	$98,474	$93,733		$43,995
Net cash (used in) provided by investing activities	(9,056)	22,344	16,714	(424,159)		(32,719)
Net cash (used in) provided by financing activities	(29,100)	(71,389)	(107,153)	332,204		(2,869)

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$17,723	$33,077	$39,221	$29,880	$31,283
Working capital	81,386	87,844	86,708	151,547	162,471
Total assets	916,677	1,237,713	1,460,035	1,701,639	1,677,999
Long-term debt	865,596	889,353	951,530	1,079,076	927,696
Noncontrolling interests	3,769	6,520	11,450	22,803	48,948
Stockholders’ (deficit) equity	(194,949)	86,926	240,550	283,789	408,045

(1)    This data should be read in conjunction with the consolidated financial statements, including the accompanying notes, included elsewhere in this Annual Report on Form 10-K.

(2)    Includes $183.8 million of impairment charges to goodwill and trade names, and $30.0 million of restructuring charges and expenses related to the APAC combination and the refinancing of the Company’s debt.

(3)    Includes $57.0 million of impairment charges to goodwill, and $17.1 million of restructuring charges.

(4)    Includes $24.8 million of impairment charges to goodwill and $11.6 million of restructuring, integration and acquisition costs.

(5)    The Company acquired Outsourcing Solutions, Inc. on February 29, 2008. Includes $125.0 million of impairment charges to goodwill and trade name, and $15.2 million of merger, restructuring and integration costs.

(6)    2008 Income tax benefit, net loss from continuing operations, and net loss from discontinued operations differ from amounts previously reported due to the correction of an error. The correction results in the reclassification of an income tax benefit in the amount of $9.5 million previously reported as a component of continuing operations to discontinued operations.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a holding company and conduct substantially all of our business operations through our subsidiaries. We are an international provider of business process outsourcing services, referred to as BPO, primarily focused on accounts receivable management, referred to as ARM, and customer relationship management, referred to as CRM, serving a wide range of clients in North America and abroad through our global network of approximately 100 offices.

We operate our business in two segments: ARM and CRM.

On April 3, 2012, we consummated a series of related transactions, referred to as the “Merger Transactions,” pursuant to which the businesses of NCO and APAC were combined, NCO’s new indirect holding company was recapitalized and we engaged in certain refinancing transactions that resulted in the repayment of our existing senior credit facility and our outstanding $165.0 million of floating rate senior notes and $200.0 million of 11.875 percent senior subordinated notes and the replacement of such indebtedness with new indebtedness consisting of (a) a $795 million senior secured first lien credit facility, comprised of a term loan of $675 million that matures in 2018 and a revolving credit line of $120 million  that matures in 2017, and (b) a $200 million secured second lien credit facility that matures in 2018.

Pursuant to an agreement and plan of merger, we became an indirect wholly-owned subsidiary of EGS Holdings, Inc. Pursuant to the merger, our existing stockholders received, as merger consideration, newly issued shares of EGS Holdings, Inc. in exchange for their issued and outstanding shares of NCO immediately prior to the merger. The exact amount of shares of EGS Holdings, Inc. capital stock received by each holder of NCO Group, Inc. capital stock was dependent upon the base amount and unpaid yield of the issued and outstanding shares of NCO Group, Inc. capital stock held by such stockholders immediately prior to the effective time of the merger. Concurrently with the consummation of the merger, the businesses of NCO and APAC were combined through a series of related reorganization transactions and EGS Holdings, Inc. was recapitalized. In connection with the Merger Transactions, all of the Company’s Class A Common Stock issued and outstanding immediately prior to the merger, including shares of restricted stock, were cancelled in the merger and no consideration was paid therefor. Upon the consummation of the merger, NCO’s name was changed to Expert Global Solutions, Inc. As a result of the merger, APAC became an indirect wholly-owned subsidiary of ours through a contribution of APAC’s equity by our parent company.

APAC is a leading provider of customer care services and solutions to clients in the healthcare, communications, business services, media & publishing, travel & entertainment, technology and financial services industries. APAC delivers highly customized customer care services and solutions that involve communicating with customers and managing situations that are unique to each core industry.

Historically, our Portfolio Management business participated in the purchased accounts receivable business on an opportunistic basis. Beginning in 2009, we significantly reduced our purchases of accounts receivable. This decision resulted from declines in liquidation rates, competition for purchased accounts receivable and the continued uncertainty of collectability, as well as potential regulatory changes affecting the purchased accounts receivable business.

In April and August 2011, our Portfolio Management segment sold portfolios of purchased accounts receivable with an aggregate book value of $18.8 million. This book value includes the impact of write-downs of the value of the purchased accounts receivable of $29.4 million recorded during the year ended December 31, 2011, which were recorded in connection with the dispositions.

Subsequent to the August sale, which constituted a significant portion of Portfolio Management’s remaining purchased accounts receivable portfolio, the results of the Portfolio Management business have been presented as discontinued operations on the consolidated statements of operations and statements of cash flows, and prior periods have been restated. The remaining portfolios of purchased accounts receivable are not significant and are included as part of ARM.

During 2011, we generated approximately 65 percent of our ARM revenue from the recovery of delinquent accounts receivable on a contingency fee basis. Our ARM contingency fees range from approximately five percent for the management of accounts placed early in the accounts receivable cycle to approximately 50 percent for accounts that have been serviced extensively by the client or by third-party providers. Our average fee for ARM contingency-based revenue across all industries was approximately 16 percent during 2011, 17 percent during 2010 and 18 percent during 2009. The slight decrease in our average fees from 2009 to 2011 is primarily due to a change in our business mix resulting from a decline in our higher rate services and an increase in services charged at a lower rate. In addition, we generate revenue from certain contractual ARM services. Generally, revenue is earned and recognized upon collection of accounts receivable for contingency fee services and as work is performed for contractual services. We enter into contracts with most of our clients that define, among other things, fee arrangements, scope of services, and termination provisions. Clients typically have the right to terminate their contracts on 30 or 60 days’ notice. Approximately 35 percent of our ARM revenue is generated from contractual collection services, where fees are based on a monthly rate or a per service charge, and other ARM services.

During 2011, approximately 97 percent of our CRM revenue was generated from inbound services, which consist primarily of customer service and technical support programs, and to a lesser extent acquisition and retention services. Inbound services involve the processing of incoming calls, often placed by our clients’ customers using toll-free numbers, to a customer service representative for service, order fulfillment or information. During 2011, outbound services, which consist of customer acquisition and customer retention services, represented approximately three percent of our CRM revenue.

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

Our 2011 annual impairment test for goodwill indicated that the carrying value of the ARM reporting unit exceeded its fair value, primarily due to the impact of the economic environment on our ARM business and reduced volumes from our ARM clients, as well as lower public company valuations used in the impairment analysis, and we recorded goodwill impairment charges of $176.1 million in the ARM segment in 2011. We recorded goodwill impairment charges of $57.0 million and $24.8 million in 2010 and 2009, respectively, in the CRM segment. We also recorded a trade name impairment of $7.6 million, also due to the impact of the economic environment, as well as an increase in the discount rate.

The challenging economic environment in the U.S. has impacted our business over the course of 2009, 2010 and 2011. Factors such as reduced availability of credit for consumers, a depressed real estate market, high unemployment and other factors have had a negative impact on the ability and willingness of consumers to pay their debts and a negative impact on our clients’ businesses, which has adversely affected our results of operations, collections and revenue.

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

•                  volume fluctuations in our ARM fixed fee based services; and

•                  volume fluctuations in our CRM services.

We have grown through both acquisitions as well as internal growth. The following table lists the companies we have acquired in the recent past (purchase price in millions):

Date	Acquired Company	Description	Purchase Price
April 2012	APAC Customer Services, Inc. (merger)	Customer care services	N/A
May 2011	Protocol Direct Marketing, Inc.	Provider of BPO solutions	$20.8
September 2010	Health Blueprints, Inc.	Healthcare Consulting	$1.6
August 2009	TSYS Total Debt Management (“TDM”)	Attorney network receivables management	$4.5
May 2009	Complete Credit Management, Ltd.	Receivables management in the U.K.	$0.7

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

Goodwill, Other Intangible Assets and Purchase Accounting

Assets acquired and liabilities assumed must be recorded at their fair value at the date of acquisition. Our balance sheet includes amounts designated as “Goodwill”, “Trade names” and “Customer relationships and other intangible assets.” Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Trade names primarily represent the fair value of the NCO name. Other intangible assets consist of customer relationships, which represent the information and regular contact we have with our clients, and non-compete agreements.

As of December 31, 2011, our balance sheet included goodwill, trade names and other intangibles that represented 33.8 percent, 8.2 percent and 14.8 percent of total assets, respectively.

Goodwill and indefinite-lived trade names are tested for impairment at least annually and as triggering events occur. The test for impairment is performed at the reporting unit level and involves a two-step approach, the first step identifies any potential impairment and the second step measures the amount of the impairment, if applicable. The first test for potential impairment compares the fair value of a reporting unit’s goodwill to its carrying amount. If the fair value is less than the carrying amount, the reporting unit’s goodwill would be considered impaired and we could be required to take a charge to earnings, which could be material.

Fair values are determined by using a combination of the market approach and income approach. Our fair value calculations are based on projected financial results that are prepared in connection with our annual budget and forecasting process. The fair value calculations are also based on other assumptions including long-term growth rates and weighted average cost of capital. For 2011, 2010 and 2009, the fair value calculations assumed long-term growth rates of 3 percent and weighted average cost of capital ranging from approximately 14 percent, 14 percent to 18 percent, and 13 percent to 14 percent, respectively.

Our 2011 annual impairment test for goodwill indicated that the carrying value of our ARM reporting unit exceeded its fair value, primarily due to the impact of the economic environment on our ARM business and reduced volumes from our ARM clients, as well as lower public company valuations used in the impairment analysis, and we recorded goodwill impairment charges of $176.1 million in the ARM segment in 2011. We also recorded a trade name impairment of $7.6 million, also due to the impact of the economic environment, as well as an increase in the discount rate.

As a result of the annual impairment testing, we recorded goodwill impairment charges of $57.0 million and $24.7 million in the CRM reporting unit in 2010 and 2009, respectively. We were not required to record any trade name impairment charges in 2010 or 2009.

We make significant assumptions to estimate the future revenue and cash flows used to determine the fair value of our reporting units. These assumptions include future growth rates, profitability, discount factors, market comparables, future tax rates, and other factors. Variations in any of these assumptions could result in materially different calculations of impairment amounts. If the expected revenue and cash flows are not realized, additional impairment losses may be recorded in the future.

We periodically evaluate the net realizable value of identifiable definite-lived intangible assets for impairment, based on the estimated undiscounted future cash flows, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Income Taxes

Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance, if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries because such amounts are expected to be reinvested indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or the net operating losses can be utilized. As a result of incurring cumulative losses over the past several years, we have provided for a full valuation allowance of $130.7 million on the total federal and certain state and foreign net deferred tax assets as of December 31, 2011. In addition, a valuation allowance of $23.3 million has been provided on a portion of deferred tax assets relating to certain foreign and state net operating losses and state tax credit carryforwards based on management’s assessment that it is more likely than not that such amounts will not be realized. This represents a total increase in the valuation allowance of $43.2 million over the prior year, due primarily to an increase in federal and certain state net deferred tax assets and additional state and foreign net operating losses in 2011. The utilization of net operating loss carryforwards and tax credits is an estimate based on a number of factors beyond our control, including the level of taxable income available from successful operations in the future.

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

As of December 31, 2011 and 2010, we had $10.8 million and $11.1 million, respectively, in reserves for uncertain tax positions, including penalties, that, if recognized, would affect the effective tax rate. We recognize interest related to uncertain tax positions in interest expense. As of December 31, 2011 and 2010, we had approximately $4.2 million and $4.0 million, respectively, of accrued interest related to uncertain tax positions. We recognize penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2011 and 2010, we had accrued penalties related to uncertain tax positions of $1.3 million and $1.1 million, respectively.

We are subject to federal, state and foreign income tax audits from time to time that could result in proposed assessments. We cannot predict with certainty how these audits will be resolved and whether we will be required to make additional tax payments, which may or may not include penalties and interest. As of December 31, 2011, we are no longer subject to federal income tax examinations for years prior to 2006. For most states and foreign countries where we conduct business, we are subject to examination for the preceding three to six years. In certain states and foreign countries, the period could be longer.

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

Results of Operations

The following table sets forth selected historical statement of operations data (amounts in thousands):

	For the Years Ended December 31,
	2011		2010		2009
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

Revenues	$1,216,346	78.9%	$1,229,464	78.2%	$1,402,735	91.7%
Reimbursable costs and fees	325,363	21.1	343,101	21.8	126,992	8.3
Total revenues	1,541,709	100.0	1,572,565	100.0	1,529,727	100.0
Payroll and related expenses	695,892	45.1	692,919	44.1	767,251	50.2
Selling, general and administrative expenses	380,324	24.7	406,905	25.9	468,125	30.6
Reimbursable costs and fees	325,363	21.1	343,101	21.8	126,992	8.3
Depreciation and amortization	102,999	6.7	108,743	6.9	117,211	7.7
Impairment of intangible assets	183,777	11.9	57,015	3.6	24,754	1.6
Restructuring charges	28,713	1.9	17,068	1.1	10,009	0.6
(Loss) income from operations	(175,359)	(11.4)	(53,186)	(3.4)	15,385	1.0
Other income (expense), net	(82,593)	(5.4)	(84,758)	(5.4)	(89,117)	(5.8)
Income tax (benefit) expense	(9,358)	(0.6)	6,625	0.4	(1,509)	(0.1)
Net loss from continuing operations	(248,594)	(16.2)	(144,569)	(9.2)	(72,223)	(4.7)
Net loss from discontinued operations	(33,128)	(2.1)	(11,144)	(0.7)	(15,919)	(1.0)
Net loss	(281,722)	(18.3)	(155,713)	(9.9)	(88,142)	(5.7)
Less: Net loss attributable to noncontrolling interests	(3,329)	(0.2)	(713)	—	(3,921)	(0.3)
Net loss attributable to NCO	$(278,393)	(18.1)%	$(155,000)	(9.9)%	$(84,221)	(5.4)%

Year ended December 31, 2011 Compared to Year ended December 31, 2010

Revenue.  (dollars in thousands):

	For the Year Ended December 31,
		% of		% of
	2011	Revenue	2010	Revenue	$ Change	% Change
ARM	$1,203,106	78.0%	$1,292,213	82.2%	(89,107)	(6.9)%
CRM	338,603	22.0%	280,352	17.8%	58,251	20.8%
Total	$1,541,709	100.0%	$1,572,565	100.0%	(30,856)	(2.0)%

ARM’s revenue for 2011 and 2010 included $325.4 million and $343.1 million, respectively, of reimbursable costs and fees (discussed in more detail below), which resulted in a $17.7 million decrease in ARM’s revenue in 2011. The remaining decrease in ARM’s revenue was primarily attributable to lower volumes in the first-party and third-party collections business during 2011, attributable to the impact of the economy on our clients’ business.

The increase in CRM’s revenue was primarily due to the acquisition of Protocol in May 2011, which contributed $42.8 million of revenue, as well as increased client volume related to the implementation of new contracts during 2011, partially offset by lower volumes from certain existing clients attributable to the impact of the economy on the clients’ business.

Payroll and related expenses.  (dollars in thousands):

	For the Year Ended December 31,
		% of		% of
	2011	Revenue	2010	Revenue	$ Change	% Change
ARM	$447,596	37.2%	$480,091	37.2%	$(32,495)	(6.8)%
CRM	248,296	73.3%	212,828	75.9%	35,468	16.7%
Total	$695,892	45.1%	$692,919	44.1%	$2,973	0.4%

ARM’s payroll and related expenses as a percentage of revenue was unchanged compared to the prior year, primarily due to the impact of lower revenue from reimbursable costs and fees in 2011 being offset by cost savings initiatives, including off-shoring of back-office functions and ongoing restructuring.

The decrease in CRM’s payroll and related expenses as a percentage of revenue was also primarily a result of cost savings initiatives, as well as moving new business to offshore locations that have a lower cost structure.

Selling, general and administrative expenses.  (dollars in thousands):

	For the Year Ended December 31,
		% of		% of
	2011	Revenue	2010	Revenue	$ Change	% Change
ARM	$316,592	26.3%	$349,886	27.1%	$(33,294)	(9.5)%
CRM	63,732	18.8%	57,019	20.3%	6,713	11.8%
Total	$380,324	24.7%	$406,905	25.9%	$(26,581)	(6.5)%

The decrease in ARM’s selling, general and administrative expenses as a percentage of revenue was primarily due to the impact of lower revenue from reimbursable costs and fees in 2011 being offset by cost saving initiatives, including ongoing restructuring of facilities.

The decrease in CRM’s selling, general and administrative expenses as a percentage of revenue was primarily attributable to leveraging its infrastructure over the higher revenue base and to costs savings initiatives, including ongoing restructuring of facilities.

Reimbursable costs and fees.  Reimbursable costs and fees consist of court costs, legal fees and repossession fees, representing out-of-pocket expenses that are reimbursed by our clients. Reimbursable costs and fees of $325.4 million and $343.1 million for 2011 and 2010, respectively, are recorded as both revenue and operating expenses on the statement of operations.

Depreciation and amortization.  Depreciation and amortization decreased to $103.0 million in 2011, from $108.7 million in 2010. This decrease was primarily attributable to lower depreciation expense resulting from more assets becoming fully depreciated, as well as lower amortization of customer relationships and other intangible assets due to certain intangible assets becoming fully amortized during 2010.

Impairment of intangible assets.  During the fourth quarter of 2011, the Company recorded goodwill impairment charges of $176.1 million and trade name impairment charges of $7.6 million. During the fourth quarter of 2010, the Company recorded goodwill impairment charges of $57.0 million in the CRM segment.

Restructuring charges.  We incurred restructuring charges of $28.7 million in 2011, which related to streamlining the cost structure of our operations. The charges consisted primarily of costs associated with the closing of redundant facilities, severance and professional fees. This compares to $17.1 million of restructuring charges in 2010, which also related to the streamlining of our cost structure. The severance accrual recorded for 2011 included approximately $3.4 million related to termination benefits provided to our former President and Chief Executive Officer, who remains as our Chairman of the Board of Directors.

Other income (expense).  Interest expense decreased to $85.1 million for 2011, from $88.1 million for 2010. Interest expense for 2011 included $616,000 of losses, compared to $7.1 million of losses in 2010, from interest rate swap agreements. Other income, net for 2011 and 2010 included approximately $313,000 of net losses and $1.2 million of net gains, respectively, resulting from the settlement of certain foreign exchange contracts.

Income tax expense (benefit).  For 2011, we recorded an income tax benefit of $9.4 million on a pre-tax loss from continuing operations of $258.0 million, or an effective income tax rate of 3.6 percent. For 2010, we recorded income tax expense of $6.6 million on a pre-tax loss from continuing operations of $137.9 million, or an effective income tax rate of (4.8) percent. The change in the effective income tax rate was due primarily to the recognition of a valuation allowance on certain domestic net deferred tax assets, and income tax expense to be paid in state and foreign jurisdictions.

Year ended December 31, 2010 Compared to Year ended December 31, 2009

Revenue.  (dollars in thousands):

	For the Year Ended December 31,
		% of		% of
	2010	Revenue	2009	Revenue	$ Change	% Change
ARM	$1,292,213	82.2%	$1,200,346	78.4%	$91,867	7.7%
CRM	280,352	17.8%	334,492	21.9%	(54,140)	(16.2)%
Eliminations	—	—	(5,111)	(0.3)%	5,111	(100.0)%
Total	$1,572,565	100.0%	$1,529,727	100.0%	$42,838	2.8%

CRM’s revenue for 2009 included $5.1 million of intercompany revenue earned on services performed for ARM, which was eliminated upon consolidation. CRM did not perform services for ARM in 2010.

ARM’s revenue for 2010 and 2009 included $343.1 million and $127.0 million of reimbursable costs and fees (discussed in more detail below), which resulted in a $216.1 million increase in ARM’s revenue in 2010. This increase was partially offset by decreases primarily attributable to lower volumes and the weaker collection environment during 2010 and a $43.9 million decrease resulting from the sale of our print and mail business in October 2009.

The decrease in CRM’s revenue was primarily due to lower volumes from certain existing clients attributable to the impact of the economy on the clients’ business, partially offset by increased client volumes related to the implementation of new contracts during 2010.

Payroll and related expenses.  (dollars in thousands):

	For the Year Ended December 31,
		% of		% of
	2010	Revenue	2009	Revenue	$ Change	% Change
ARM	$480,091	37.2%	$533,526	44.4%	$(53,435)	(10.0)%
CRM	212,828	75.9%	238,836	71.4%	(26,008)	(10.9)%
Eliminations	—	—	(5,111)	100.0%	5,111	(100.0)%
Total	$692,919	44.1%	$767,251	50.2%	$(74,332)	(9.7)%

The decrease in ARM’s payroll and related expenses as a percentage of revenue was primarily due to higher revenue from reimbursable costs and fees. Included in ARM’s payroll and related expenses for 2009 was $5.1 million of intercompany expense to CRM, for services provided to ARM.

The increase in CRM’s payroll and related expenses as a percentage of revenue was primarily a result of leveraging its infrastructure over the lower revenue base.

Selling, general and administrative expenses.  (dollars in thousands):

	For the Year Ended December 31,
		% of		% of
	2010	Revenue	2009	Revenue	$ Change	% Change
ARM	$349,886	27.1%	$408,233	34.0%	$(58,347)	(14.3)%
CRM	57,019	20.3%	59,892	17.9%	(2,873)	(4.8)%
Total	$406,905	25.9%	$468,125	30.6%	$(61,220)	(13.1)%

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

Reimbursable costs and fees.  Reimbursable costs and fees consist of court costs, legal fees and repossession fees, representing out-of-pocket expenses that are reimbursed by our clients. Reimbursable costs and fees of $343.1 million and $127.0 million for 2010 and 2009, respectively, are recorded as both revenue and operating expenses on the statement of operations. The increase in reimbursable costs and fees was due to the acquisition of TDM in August 2009.

Depreciation and amortization.  Depreciation and amortization decreased to $108.7 million in 2010, from $117.2 million in 2009. This decrease was primarily attributable to lower depreciation expense resulting from more assets becoming fully depreciated, as well as lower amortization of customer relationships and other intangible assets due to certain intangible assets becoming fully amortized during 2010.

Impairment of intangible assets.  During the fourth quarter of 2010, the Company recorded goodwill impairment charges of $57.0 million in the CRM segment. During the fourth quarter of 2009, the Company recorded goodwill impairment charges of $24.8 million in the CRM segment.

Restructuring charges.  We incurred restructuring charges of $17.1 million in 2010, which related to streamlining the cost structure of our operations. The charges consisted primarily of costs associated with the closing of redundant facilities and severance costs. This compares to $10.0 million of restructuring charges in 2009, which also related to the streamlining of our cost structure.

Other income (expense).  Interest expense decreased to $88.1 million for 2010, from $97.4 million for 2009. Interest expense for 2010 included $7.1 million of losses, compared to $14.2 million of losses in 2009, from interest rate swap agreements. The remaining decrease in interest expense was primarily due to lower debt balances during 2010. Other income, net for 2010 and 2009 included approximately $1.2 million and $7.0 million, respectively, of net gains resulting from the settlement of certain foreign exchange contracts. Other income, net for 2009 also included a $5.0 million loss from writing down one of our notes receivable and a $4.4 million gain on sale of our print and mail business.

Income tax expense (benefit).  For 2010, we recorded income tax expense of $6.6 million on a pre-tax loss of $137.9 million, or an effective income tax rate of (4.8) percent. For 2009, we recorded an income tax benefit of $1.5 million on a pre-tax loss of $73.7 million, or an effective income tax rate of 2.0 percent. The change in the effective income tax rate was due primarily to the recognition of a valuation allowance on certain domestic net deferred tax assets, and income tax expense to be paid in state and foreign jurisdictions.

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

The capital and credit markets have experienced significant volatility in the recent past and if this continues, it is possible that our ability to access the capital and credit markets may be limited. Our New Facilities are assigned ratings by certain rating agencies. Changes in our business environment, operating results, cash flows, or financial position could impact the ratings assigned by these rating agencies. Significant changes in assigned ratings could also significantly affect the costs of borrowing, which could have a material impact on our financial condition and results of operations.

On April 3, 2012, we consummated the Merger Transactions. As a result, we are significantly leveraged. Pursuant to an agreement and plan of merger, we became an indirect wholly-owned subsidiary of EGS Holdings, Inc. Pursuant to the merger, our existing stockholders received, as merger consideration, newly issued shares of EGS Holdings, Inc. in exchange for their issued and outstanding shares of NCO immediately prior to the merger. The exact amount of shares of EGS Holdings, Inc. capital stock received by each holder of NCO Group, Inc. capital stock was dependent upon the base amount and unpaid yield of the issued and outstanding shares of NCO Group, Inc. capital stock held by such stockholders immediately prior to the effective time of the merger. Concurrently with the consummation of the merger, the businesses of NCO and APAC were combined through a series of related reorganization transactions and EGS Holdings, Inc. was recapitalized and NCO and EGS Holdings, Inc. consummated certain refinancing transactions that resulted in the repayment in full of all of NCO’s and APAC’s then outstanding indebtedness and the replacement of such indebtedness with new indebtedness. In connection with the Merger Transactions, all of the Company’s Class A Common Stock issued and outstanding immediately prior to the merger, including shares of restricted stock, were cancelled in the merger and no consideration was paid therefor. Upon the consummation of the merger, NCO’s name was changed to Expert Global Solutions, Inc. As a result of the merger, APAC became an indirect wholly-owned subsidiary of ours through a contribution of APAC’s equity by our parent company.

Borrowings under the New Facilities are collateralized by substantially all of our assets. The New Facilities contain certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets, liens and dividends and other distributions.

We believe we will be able to maintain compliance with such covenants in 2012. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and our ability to successfully integrate the APAC acquisition.

At December 31, 2011, our leverage ratio was 5.40, compared to the covenant maximum of 6.30, and our interest coverage ratio was 2.13, compared to the covenant minimum of 1.75, under the existing senior credit facility. We were in compliance with all required financial covenants under our existing senior credit facility and we were not aware of any events of default as of December 31, 2011.

The economic and business climate in 2011 continued to be very difficult and there is uncertainty as to whether the economic and business climate in 2012 will improve. In addition, other factors, such as the loss of a significant client or reduced client volumes, may impact our ability to meet our debt covenants in the future. Therefore, no assurance can be given that we will be able to maintain compliance with our financial covenants in future periods.

If an event of default, such as failure to comply with covenants, were to occur under the First Lien Facility and we were not able to obtain an amendment or waiver from the lenders, we would not be able to borrow under the revolving credit facility. In addition, if an event of default occurs under the First Lien Facility or the Second Lien Facility, then the lenders with respect to such facility would be entitled to declare all amounts outstanding under such facility immediately due and payable and foreclose on the pledged assets. In addition, the acceleration of the amounts due under either facility could be an event of default under the other facility and entitle the holders to accelerate the payment of these obligations. Under these circumstances, the acceleration of the payment of our debt would have a material adverse effect on our business.

Cash Flows from Operating Activities.  Cash provided by operating activities of continuing operations was $39.7 million in 2011, compared to $39.0 million in 2010. The slight increase in cash provided by operating activities of continuing operations was primarily attributable to changes in working capital due to the timing of payments of operating items.

Cash provided by operating activities of continuing operations was $39.0 million in 2010, compared to $89.2 million in 2009. The decrease in cash provided by operating activities of continuing operations was primarily attributable to lower operating results for 2010, as well as a decrease in accounts receivable, trade of $5.6 million for 2010 compared to $43.9 million for 2009, resulting from the collection of a large outstanding receivable balance during 2009.

Cash Flows from Investing Activities.  Cash used in investing activities of continuing operations was $46.7 million in 2011 compared to $18.1 million in 2010. The increase in cash used in investing activities of continuing operations was primarily attributable to $20.8 million of cash paid to acquire Protocol and higher purchases of property and equipment in 2011.

Cash used in investing activities of continuing operations was $18.1 million in 2010 compared to $409,000 in 2009. The increase in cash used in investing activities of continuing operations was primarily attributable to $1.6 million of cash paid for the Health Blueprints, Inc. acquisition in 2010, compared to $20.0 million of cash received from the sale of our print and mail business in 2009. This was offset partially by lower purchases of property and equipment in 2010 as compared to 2009.

Cash Flows from Financing Activities.  Cash used in financing activities of continuing operations was $25.1 million in 2011, compared to $56.8 million in 2010. The decrease in cash used in financing activities of continuing operations resulted primarily from lower net repayments under our senior credit facility during 2011, primarily due to borrowings for the acquisition of Protocol.

Cash used in financing activities of continuing operations was $56.8 million in 2010, compared to $82.3 million in 2009. The decrease in cash used in financing activities of continuing operations resulted primarily from lower repayments of borrowings under the senior credit facility.

First Lien Senior Secured Credit Facility.  Our new First Lien Facility is with a syndicate of financial institutions and consists of a $675 million term loan and a $120 million revolving credit facility. For further detail, see Part II, Item 9B of this Form 10-K.

Second Lien Term Loan. Our new Second Lien Facility consists of a $200 million term loan. For further detail, see Part II, Item 9B of this Form 10-K.

Contractual Obligations.  The following summarizes our contractual obligations as of December 31, 2011 (amounts in thousands). For a detailed discussion of these contractual obligations, see notes 12, 13 and 19 in our Notes to Consolidated Financial Statements.

	Payments Due by Period(1)
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

Senior credit facility	$495,947	$44,995	$450,952	$—	$—
Notes	365,000	—	365,000	—	—
Capital leases	4,007	618	989	1,297	1,103
Other long-term debt	642	606	36	—	—
Estimated interest payments(2)	137,163	71,675	65,488	—	—
Operating leases(3)	137,773	44,254	56,844	25,395	11,280
Purchase commitments	23,181	9,965	13,216	—	—

Total contractual obligations	$1,163,713	$172,113	$952,525	$26,692	$12,383

(1)          Does not include deferred income taxes since the timing of payment is not certain (see note 14 in our Notes to Consolidated Financial Statements). Payments of debt assume no prepayments.

(2)          Represents estimated future interest expense based on applicable rates, including minimum rates as defined in our amended senior credit facility.

(3)          Does not include the leases from our former Fort Washington locations (see note 19 in our Notes to Consolidated Financial Statements).

As of April 3, 2012, in connection with the Merger Transactions, the obligations under the existing senior credit facility and Notes were repaid using borrowings under the First Lien Facility term loan of $675 million, which matures in 2018; borrowings under the First Lien Facility revolving credit facility of $16 million, which matures in 2017; and borrowings under the Second Lien Facility of $200 million, which matures in 2018.

Because their future cash outflows are uncertain, noncurrent liabilities for income tax contingencies are excluded from the table above. At December 31, 2011, we had approximately $10.8 million in reserves for uncertain tax positions and an accrual for related interest expense of $4.2 million. Currently, we do not estimate a cash settlement with the applicable taxing authority will occur within 12 months for the majority of these unrecognized tax benefits.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Regulation S-K 303(a)(4) of the Exchange Act.

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

Interest Rate Risk.  At December 31, 2011, we had $660.9 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year. From time to time, we use interest rate swap agreements to limit potential losses from adverse interest rate changes. Our interest rate swap agreements minimize the impact of LIBOR fluctuations on the interest payments on our floating rate debt. We are required to pay the counterparties quarterly interest payments at a weighted average fixed rate, and we receive from the counterparties variable quarterly interest payments based on LIBOR.

Impact of Recently Issued and Proposed Accounting Guidance

In September 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance for goodwill and other intangible assets. The amended guidance provides the option of first assessing the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it would be required to perform the first step of the two-step impairment test. The new guidance was effective for us on January 1, 2012 and it will not have an impact on our financial condition or results of operations.

In June 2011, the FASB issued guidance affecting the presentation of comprehensive income. The new guidance eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under the new guidance, entities will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, the FASB amended this guidance to indefinitely defer the requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies are still required to adopt the other requirements contained in the new accounting standard for the presentation of comprehensive income. The new guidance, including the deferral, was effective for us on January 1, 2012 and it did not have an impact on our financial condition or results of operations since it is for disclosure purposes only.

In May 2011, the FASB issued amended guidance for fair value measurement and disclosure in order to achieve commonality between U.S. GAAP and the International Financial Reporting Standards. As a result, the amendments change the wording used to describe many of the principles and requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this guidance to result in a change in the application of the current requirements. The new guidance was effective for us on January 1, 2012 and it did not have a material impact on our financial condition or results of operations.

Item 7A.                          Quantitative and Qualitative Disclosures about Market Risk

Disclosure regarding this item is included in Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading of “Market Risk,” of this Report on Form 10-K and note 16 in our Notes to Consolidated Financial Statements included elsewhere in this Report on Form 10-K.

Item 8.                                   Financial Statements and Supplementary Data

The financial statements, financial statement schedules and related documents that are filed with this Report are listed in Item 15 of this Report on Form 10-K and begin on page F-1.

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2011. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective as of December 31, 2011, in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control over Financial Reporting During the Quarter Ended December 31, 2011

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to determine whether any changes occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended December 31, 2011.

Management’s Annual Report on Internal Control over Financial Reporting

Management of NCO Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f).

Our management, with the participation of our chief executive officer and chief financial officer, conducted an assessment as of December 31, 2011, of the effectiveness of the Company’s internal control over financial reporting, using the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been or will be detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

This report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the Dodd-Frank Act, which permits the Company to provide only management’s report in this report on Form 10-K.

Inherent Limitations on Effectiveness of Controls

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

Item 9B.                          Other Information

On April 3, 2012, concurrently with the combination of the businesses of NCO and APAC through a series of related reorganization transactions, NCO and EGS consummated certain refinancing transactions that resulted in the repayment in full of all of NCO’s and APAC’s previously outstanding indebtedness and the replacement of such indebtedness with new indebtedness.

NCO’s previously outstanding indebtedness consisted of (i) an existing credit facility having a principal amount of approximately $490 million; (ii) Floating Rate Senior Notes due 2013 of NCO (the “2013 Notes) having a principal amount of $165 million; and (iii) 11.875% Senior Subordinated Notes due 2014 of NCO (the “2014 Notes” and, together with the 2013 Notes, the “Existing Notes”)) having a principal amount of $200 million. APAC’s previously outstanding debt consisted of a term loan having a principal amount of approximately $158.5 million (the “Bridge Loan”) issued to APAC’s direct parent by One Equity Partners IV, L.P., as lender, pursuant to that certain Loan and Security Agreement, dated as of October 14, 2011, to facilitate the consummation of the acquisition of APAC by an affiliate of One Equity Partners IV, L.P. In connection with the business combination of NCO and APAC and related reorganization transactions, (i) the Bridge Loan was retired and exchanged for a new loan incurred by EGS Holdings, Inc. from OEP IV and (ii) NCO’s existing credit facility and Existing Notes were repaid as more fully described below.

The Existing Notes were repurchased through two simultaneous tender offers and consent solicitations launched on March 14, 2012. The purchase price for each series of Existing Notes in the offers was $1,035.94 for each $1,000 principal amount of 2014 Notes and $1,002.50 for each $1,000 principal amount of 2013 Notes, plus, in each case, accrued and unpaid interest up to, but not including, the closing date of such offers. Each of the foregoing prices included a $10 “consent fee” per $1,000 principal amount of Existing Notes, which was payable by NCO to any holders of Existing Notes who tendered on or prior to March 27, 2012. All such holders who tendered by such deadline consented to the elimination of substantially all of the restrictive covenants contained in the indentures governing the Existing Notes. On April 3, 2012, NCO deposited with the trustee of the Existing Notes funds sufficient to pay the redemption amounts for any Existing Notes not tendered, plus all other amounts owed, with respect to the Existing Notes that were not purchased by NCO pursuant to the offers, together with irrevocable instructions from NCO directing the trustee to apply such funds to the payment of the Existing Notes on the Existing Notes’ respective redemption dates.

On April 3, 2012, NCO entered into a new $795 million senior secured first lien credit facility (the “First Lien Credit Facility”), with affiliates of Barclays Capital Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, RBS Securities Inc. and other lenders from time to time party thereto, with an affiliate of Barclays Capital serving as administrative agent. J.P. Morgan Securities LLC is an affiliate of JPM. The First Lien Credit Facility consists of a six-year $675.0 million senior secured first lien term loan facility (the “First Lien Term Loan Facility”) and a five-year $120.0 million senior secured first lien revolving credit facility (the “Revolving Credit Facility”), portions of which are available for swing line loans and the issuance of letters of credit. The First Lien Term Loan Facility had an original issue discount of 2% of the initial principal amount. NCO has the ability, subject to certain conditions, to increase the aggregate amount available under the First Lien Credit Facility by up to $250.0 million by increasing the First Lien Term Loan Facility and/or the Revolving Credit Facility. All borrowings under the First Lien Credit Facility are guaranteed by Expert Global Solutions,  LLC, the direct parent company of NCO (“EGS LLC”), and each of NCO’s existing and subsequently acquired or organized direct or indirect domestic significant subsidiaries, subject to certain agreed-upon exceptions. The First Lien Credit Facility is secured by first priority security interests in (x) all intercompany debt and 100.0% of the capital stock of NCO and each subsidiary of NCO or a guarantor (but which pledge, in the case of any foreign subsidiary, is limited to 65.0% of the voting stock of such foreign subsidiary) and (y) substantially all tangible and intangible assets of NCO and the guarantors, in each case subject to certain limited exceptions. Generally, the Revolving Credit Facility bears interest at LIBOR plus 6.75% per annum (with step-downs based on NCO’s leverage ratio), or a “base rate” (which must always be at least 1% greater than LIBOR) plus 5.75% per annum, subject to step-downs based on NCO’s leverage ratio. The Revolving Credit Facility is also subject to a commitment fee of 0.50% per annum on the undrawn portion thereof. Generally, the First Lien Term Facility will bear interest at LIBOR (subject to a 1.25% floor) plus 6.75% per annum, ), or a “base rate” (which must always be at least 1% greater than LIBOR) plus 5.75% per annum, and will amortize 1% during the first year, 3% during each of the second and third years and 5% for each year thereafter (payable quarterly), with the remainder being paid on the final maturity date of April 3, 2018. Subject to certain exceptions, the credit agreement governing the First Lien Credit Facility contains affirmative and negative covenants, minimum interest coverage ratio and maximum total leverage ratio financial covenants, representations and warranties and events of default customary for facilities of this type. In addition, the First Lien Term Loan Facility contains mandatory prepayment provisions customary for facilities of this type. The credit agreement governing the First Lien Credit Facility permits the borrowers to extend and/or refinance the First Term Loan Facility and Revolving Credit Facility under certain circumstances, subject to certain conditions. The First Lien Term Loan Facility is subject to a no-call prepayment provision until the first anniversary of the closing date, and prepayments made during the second year of the First Lien Credit Facility are subject to a 2% premium.  Prepayments thereafter are not subject to a prepayment premium.

                Concurrently with the First Lien Credit Facility, NCO entered into the Second Lien Credit Facility with affiliates of Guggenheim Corporate Funding, LLC, or Guggenheim, and certain other lenders, with Guggenheim serving as administrative agent. The Second Lien Credit Facility is comprised solely of a $200 million term loan facility (the “Second Lien Term Loan Facility”), that will mature six months after the maturity date of the First Lien Term Loan Facility. The Second Lien Term Loan Facility had an original issue discount of 2% of the initial principal amount. The Second Lien Credit Facility bears interest at LIBOR (subject to a 1.50% floor) plus 9.50% per annum), or a “base rate” (which must always be at least 1% greater than LIBOR, and subject to a 2.50% floor) plus 8.50% per annum, payable quarterly in arrears. All borrowings under the Second Lien Credit Facility are guaranteed by EGS LLC (the direct parent company of NCO) and each of NCO’s existing and subsequently acquired or organized direct or indirect domestic significant restricted subsidiaries, subject to certain agreed-upon exceptions. The Second Lien Credit Facility is secured by second priority security interests in (x) all intercompany debt and 100.0% of the capital stock of NCO and each subsidiary of NCO or a guarantor (but which pledge, in the case of any foreign subsidiary, is limited to 65.0% of the voting stock of such foreign subsidiary) and (y) substantially all tangible and intangible assets of NCO and the guarantors, in each case subject to certain limited exceptions. Subject to certain exceptions, the credit agreement governing the Second Lien Credit Facility contains affirmative and negative covenants, minimum interest coverage ratio and maximum total leverage ratio financial covenants, representations and warranties and events of default customary for facilities of this type. In addition, the Second Lien Term Loan Facility contains mandatory prepayment provisions customary for facilities of this type. The Second lien Term Loan Facility may not be prepaid until the first anniversary of the closing date.  Prepayments made during the second year of the Second Lien Credit Facility are subject to a 2% premium, prepayments made during the third year are subject to a 1% premium and prepayments thereafter are not subject to a prepayment premium.

PART III

Item 10.                            Directors, Executive Officers and Corporate Governance

Set forth below is information concerning our executive officers and directors.

Name	Age(1)	Position

Ronald A. Rittenmeyer	64	President and Chief Executive Officer

Jack Jones	56	Executive Vice President and Chief Operating Officer

Thomas Erhardt	49	Executive Vice President and Chief Financial Officer

John R. Schwab	44	Executive Vice President, Corporate Strategy

Joshua Gindin, Esq.	55	Executive Vice President, General Counsel and Secretary

John Cubbin	53	Executive Vice President and Chief Information Officer

Thomas W. Arnst	49	Executive Vice President Human Resources

Michael J. Barrist	51	Chairman of the Board

Henry H. Briance	27	Director(2)

Colin M. Farmer	38	Director(2)

Edward A. Kangas	67	Director(2)

Thomas J. Kichler	50	Director(2)

Marc Simon	63	Director(2)

(1)          As of March 30, 2012

(2)          Each Director serves a term of one year and until his successor is duly elected and qualified

Ronald A. Rittenmeyer — Mr. Rittenmeyer was appointed as our President and Chief Executive Officer effective March 18, 2011. Mr. Rittenmeyer is the founder and Chief Executive Officer of Turnberry Associates, LLC, a consulting firm, and had previously served as a consultant to us starting in December 2010. Mr. Rittenmeyer served as Chairman, President and Chief Executive Officer of Electronic Data Systems (“EDS”), a leading global provider of information technology services, until its sale to Hewlett-Packard in August 2008 and continued as President and CEO of EDS until December 2008. During his tenure at EDS, Mr. Rittenmeyer also served as Chief Operating Officer and Executive Vice President of Global Service Delivery from July 2005 to December 2006 and President and Chief Operating Officer from December 2006 until September 2007. Prior to joining EDS, Mr. Rittenmeyer served as Managing Director of The Cypress Group, a private equity firm, from 2004 to 2005. Mr. Rittenmeyer previously served as Chairman, Chief Executive Officer and President of Safety-Kleen, Inc., a $1.5 billion hazardous and industrial waste management company, from 2001 to 2004. He currently serves on the Board of Directors of American International Group, Inc., Tenet Healthcare Corporation and IMS Health Inc., a privately held company.

Jack Jones — Mr. Jones joined us in August 2011 as Executive Vice President and Chief Operating Officer.  Prior to joining us, Mr. Jones spent over 25 years with JPMorgan Chase where he was most recently Senior Vice President and Managing Director of Global Solutions.  Mr. Jones also spent several years leading credit services for card operations as well as other key roles within the banking systems of JPMorgan Chase and Wachovia.

Thomas Erhardt — Mr. Erhardt joined us in November 2011 as Executive Vice President and Chief Financial Officer. Mr. Erhardt brings over 25 years of senior finance and business experience with various companies around the world. Prior to joining us, Mr. Erhardt was Vice President and Chief Financial Officer of a business unit of British Telecom from 2010 to 2011. Prior to that, Mr. Erhardt held numerous positions with Hewlett-Packard and Electronic Data Systems from 1986 to 2009, most recently as Vice President of Finance. Mr. Erhardt’s career has included roles in the U.S., Europe and Asia.  Mr. Erhardt has experience in all aspects of finance and has spent numerous years engaged in the Business Process Outsourcing divisions of these companies.

John R. Schwab — Mr. Schwab joined us as Senior Vice President, Finance and Chief Accounting Officer, through the acquisition of RMH Teleservices, Inc. in April 2004, where he was the Chief Financial Officer since 2003. In May 2006, Mr. Schwab became Executive Vice President, Finance, Chief Financial Officer and Treasurer and served in such capacity until November 2011 when he became Executive Vice President, Corporate Strategy. From 2000 to 2003, Mr. Schwab was employed by Inrange Technologies, Inc., a data storage networking company, most recently as the Chief Financial Officer. Prior to that, Mr. Schwab worked for Arthur Andersen, an accounting firm, for 11 years.

Joshua Gindin, Esq. — Mr. Gindin joined us in May 1998. Prior to joining us, Mr. Gindin was a partner in the law firm of Kessler & Gindin, which had served as our legal counsel since 1986.

John Cubbin — Mr. Cubbin joined us in November 2011 from Hewlett-Packard, where he was most recently an IT services executive as VP and Account Executive for Hewlett-Packard’s American Express Account, a position he held since 2009. Prior to that, Mr. Cubbin was VP and Account Executive for Hewlett-Packard’s General Motors Account, from 2005 to 2009, and Xerox Account, from 1994-2005. Mr. Cubbin has over 30 years of experience in IT services and demonstrated expertise in IT strategy development and organization.

Thomas W. Arnst — Mr. Arnst joined us in November 2011. He was most recently Managing Director & Chief Administrative Officer at Turnberry Advisors, a firm of senior business and consulting professionals that specializes in developing and executing turnaround and restructuring plans, since 2010. Prior to that, Mr. Arnst was President and CEO of Lone Star Advisory Group. Mr. Arnst has over 20 years of human resources, legal, and administration experience in numerous diverse industries. He has held leadership positions at Ryder, Safety-Kleen Corporation, Republic National Cabinet Corporation, AmeriServe Food Distribution, Inc and RailTex, Inc.

Michael J. Barrist —Mr. Barrist is Chairman of our Board of Directors. Prior to March 2011, Mr. Barrist had been our Chairman, President and Chief Executive Officer since 1986. Mr. Barrist was employed by U.S. Healthcare, Inc., a managed healthcare company, from 1984 to 1986, most recently as Vice President of Operations, and was employed by Gross & Company, a certified public accounting firm, from 1980 through 1984. Mr. Barrist is a Certified Public Accountant. Mr. Barrist’s years of leadership and experience running the Company provides the Board with an extensive understanding of the Company’s history, challenges and operations, which adds valuable insight for Board decision making.

Henry H. Briance — Mr. Briance is a Managing Director of One Equity Partners, which he joined in September 2006. Mr. Briance was appointed to our Board in March 2009. Mr. Briance received a BA in Classics from the University of Cambridge in 2005. Mr. Briance has experience in investment banking and financial services, and serves as a director of several private companies. He is familiar with highly complex capital structures.

Colin M. Farmer — Mr. Farmer is a Managing Director of One Equity Partners. Prior to joining One Equity Partners in October 2006, Mr. Farmer spent eight years at Harvest Partners, a middle-market private equity firm. Prior to that, Mr. Farmer worked at Robertson Stephens & Company, an investment banking firm. Mr. Farmer was appointed to our Board in March 2007. Mr. Farmer is a Trustee of the Princeton University Rowing Association. Mr. Farmer is also a director of X-Rite, Incorporated. Mr. Farmer has significant experience as an executive of several private equity firms. He is familiar with and has designed highly complex capital structures. His experience with the financial markets has helped guide our capital structure decisions. In addition, Mr. Farmer serves as a director of a number of private companies.

Edward A. Kangas — Mr. Kangas was Chairman and Chief Executive Officer of Deloitte Touche Tohmatsu, an accounting firm, from 1989 until his retirement in 2000. Mr. Kangas served as Managing Partner of Deloitte & Touche (USA) from 1989 to 1994 and Managing Partner and Chief Executive Officer of Touche Ross  from 1985 to 1989. After his retirement, Mr. Kangas served as a consultant to Deloitte until 2004. Mr. Kangas was appointed to our Board in February 2007. Mr. Kangas is also a director of Allscripts Healthcare Solutions, Inc., United Technologies Corporation, Hovnanian Enterprises, Inc., Intuit Inc. and Tenet Healthcare Corporation. Mr. Kangas was on the board of Electronic Data Systems Corporation from 2004 to 2008. Mr. Kangas was on the board of Eclipsys Corporation from 2004 to 2010. Mr. Kangas has substantial financial and accounting expertise and brings significant experience to the Board having served as chief executive officer of one of the largest public accounting firms and director of many large public corporations.

Thomas J. Kichler — Mr. Kichler is a Managing Director of One Equity Partners. Prior to joining One Equity

Partners in 2002, Mr. Kichler was a Managing Director at Salomon Smith Barney (Citigroup), an investment banking firm. He also worked at Wasserstein Perella, an investment banking firm, and at Ernst & Young, an accounting firm. Mr. Kichler graduated from the Wharton School at the University of Pennsylvania and is a CPA. In addition, Mr. Kichler serves as a director of a number of private companies, and has served as a director of public companies in the past. Mr. Kichler has 20 years of investment banking experience.

Marc Simon — Mr. Simon joined our board of directors in September 2011. Mr. Simon is Chief Executive Officer and a director of HALO Branded Solutions, Inc. Prior to joining HALO Branded Solutions in February 2001, Mr. Simon spent 22 years in private law practice and five years as a leading executive in the call center industry. Mr. Simon is a CPA.

Stockholders Agreement

In connection with our “going-private” transaction, on November 15, 2006, we and Michael J. Barrist, certain of Mr. Barrist’s family members and trusts formed for his or their benefit, our other executive officers and the other co-investors entered into stockholders agreements, including a stockholders agreement and a registration rights agreement, collectively referred to as the Stockholders Agreements. The Stockholders Agreements contain agreements among the parties with respect to delivery of our periodic financial reports, confidentiality, restrictions on certain issuances and transfers of shares, including rights of first offer, participation rights, tag-along rights and drag-along rights, registration rights (including customary indemnification provisions) and limited call and put rights.

The Stockholders Agreements further provide that our Board will consist of seven members, which subject to certain exceptions, will consist of: (i) Mr. Barrist as Chairman of the Board; (ii) three persons designated by OEP; and (iii), following the termination of Mr. Barrist as Chief Executive Officer, three independent directors designated by OEP.

OEP’s representative designees on our Board are Messrs. Briance, Farmer and Kichler and OEP’s independent designees on our Board are Messrs. Kangas and Simon. OEP has not yet designated an independent director to fill the one vacancy.

Upon completion of the Merger Transaction and in accordance with their terms, the Stockholders Agreements became binding upon and inure to the benefit of the pre-merger NCO stockholders in their capacity as stockholders of EGS Holdings, Inc. after the Merger Transactions with respect to EGS Holdings, Inc. capital stock (as successor to NCO).

Code of Ethics

The Company has adopted a Code of Ethics and Conduct that applies to all of its directors and employees including, the Company’s principal executive officer, principal financial officer, principal accounting officer and all employees performing similar functions. The Company will provide a copy of the Code of Ethics and Conduct without charge upon written request directed to: Joshua Gindin, Esq., Corporate Secretary, NCO Group, Inc., 507 Prudential Road Horsham, Pennsylvania 19044. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any future amendments to, or a waiver from, a provision of its Code of Ethics and Conduct by posting such information on the Company’s website www.ncogroup.com.

The information on the website listed above, is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document. This website is, and is only intended to be, an inactive textual reference.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Mr. Kangas qualifies as an “audit committee financial expert” as that term is defined in SEC regulations. Although not formally considered by the Board given that the Company’s securities are not registered or traded on any national securities exchange, based upon the listing standards of The Nasdaq Stock Market, LLC, we believe that Mr. Kangas is independent under such standards.

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

•                  to support the achievement of the goals contained in our annual operating plan by linking a portion of the executive officer’s compensation to the achievement of such goals;

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

•                  perquisites and other personal benefits; and

•                  benefits that are generally available to all full-time employees of our company, such as participation in group medical, disability and life insurance plans and a 401(k) plan.

These elements are discussed in greater detail below.

Base Salary. Base salary is used to attract and retain top quality executives and other management employees from other companies. Base salary and increases to base salary recognize and reflect the overall experience, position and responsibilities within NCO and expected contributions to NCO of each executive officer. Typically, the Compensation Committee will review and adjust base salaries on an annual basis. We have employment agreements with certain of our executive officers. For a description of the material terms of such employment agreements, see “—Employment Agreements.” Information concerning base salaries paid to executive officers in 2011, 2010 and 2009 is set forth in “—Summary Compensation—Summary Compensation Table.”

Management Incentive Compensation. We believe that a significant portion of the total potential compensation of our executive officers should be aligned with our financial success in a particular year.  Management incentive compensation is used to encourage our executives to perform at their highest levels and to reward them upon the achievement of certain goals contained in our annual operating plan. Each executive is entitled to earn cash incentive compensation ranging from 60 percent to 100 percent of his base salary based on the achievement of the Company’s annual operating plan.

Each year the Compensation Committee sets performance-based targets based on our annual operating plan that must be met in order for the executive officers to earn an annual bonus. For 2011, 100 percent of the bonus was based on achieving targets for NCO’s earnings before interest, taxes, depreciation and amortization, referred to as EBITDA. The targets set by the Compensation Committee included a range of performance levels that gave the executive officers the potential to earn from zero percent to 200 percent of the cash incentive compensation specified in their respective employment agreements.  For example, if NCO achieved EBITDA of $155.0 million for 2011, the executive officers would have received 100 percent of their cash incentive compensation specified in their respective employment agreements. In the view of the Compensation Committee, payout of these performance goals reflects substantial achievement by each executive officer.

The Compensation Committee may, in determining the annual bonus amount, take into consideration other extenuating circumstances not within the control of the Company that may have occurred during the year that impacted the annual operating plan thus rendering the performance-based targets unattainable.

In March 2012, the Compensation Committee determined that the EBITDA target for 2011 was not achieved, and did not award any of the bonus potential to the executive officers.

See “—Summary Compensation—Summary Compensation Table” for the actual amounts paid out, if any, to the Named Executive Officers for 2011, 2010 and 2009 under the Management Incentive Compensation Program. References to our “Named Executive Officers” means all of the executive officers named in the “Summary Compensation Table.” Amounts paid under the Management Incentive Compensation program are reported in the “Non-Equity Incentive Plan Compensation” column.

Equity Compensation. We have a restricted share plan, known as the NCO Group, Inc. Amended and Restated Restricted Share Plan (the “Restricted Share Plan”) which authorizes grants of restricted shares of our Class A common stock to our officers, key employees and members of our Board. The Restricted Share Plan is administered by the Compensation Committee of our Board. The total number of restricted shares authorized for issuance under the Restricted Share Plan is 336,666.7 shares. Each share of restricted stock issued pursuant to the Restricted Share Plan, regardless of whether the restriction period with regard to such share has lapsed, is subject to the transfer restrictions, repurchase rights and other restrictions pursuant to the terms of a Stockholders Agreement. The purpose of the Restricted Share Plan awards is to align managements’ objectives with those of the stockholders. The number of shares awarded to management is approved by the Compensation Committee. There were no restricted share awards granted to our executive officers during 2011. Generally, our Compensation Committee determines, on a discretionary basis, the time or times when and the manner and condition in which each award will vest. The shares of restricted stock that have been granted under the Restricted Share Plan to our executive officers vest in 25 percent increments upon each anniversary of the date of grant, each, referred to as an annual vesting date, provided that the recipient remains employed by us. However, if a recipient’s employment is terminated by us without Cause (as defined in the Restricted Share Plan) or if a recipient terminates his employment with us for Good Reason (as defined in the Restricted Share Plan) within three months immediately preceding an annual vesting date, such award will immediately vest with respect to the 25 percent of the then unvested shares that would have vested had such recipient remained employed through the annual vesting date. In addition, each restricted share award will immediately vest in full in the event a Change in Control or Public Offering (each as defined in the Restricted Share Plan) occurs, subject to certain resale restrictions if vesting occurs as a result of a Public Offering.  For a description of additional termination or change in control provisions in the Restricted Share Plan, see “—Potential Payments Upon Termination of Employment or Change in Control.”

As a condition to the grant of an award under our Restricted Share Plan, the recipient is required to make an election to include in the recipient’s current year income the fair market value, as of the date of grant, of the restricted shares pursuant to Internal Revenue Code Section 83(b). We pay the recipient an amount equal to the income taxes that the recipient incurs as a result of making the 83(b) election, as well as any additional taxes imposed as a result of the payment. These amounts are included in “All Other Compensation” column in the “—Summary Compensation—Summary Compensation Table.”

In connection with the Merger Transactions on April 3, 2012, all of the Company’s restricted shares were cancelled and no consideration was paid.

Severance Benefits. Each Named Executive Officer will receive severance payments if their employment is terminated under specified circumstances. See “—Potential Payments Upon Termination of Employment or Change in Control—Termination or Change in Control Provisions in Employment Agreements.”

Death Benefits. We provide beneficiaries of designated participants with a death benefit in the event of the participant’s death while employed by us. The benefit provides each participant, as long as such participant is employed with the Company, with a fixed dollar term life insurance policy for the beneficiaries of such participant’s choice. Executive participants are selected by the Board. Under this benefit, beneficiaries of Messrs. Barrist, Schwab, Gindin, Elliott and Leckerman would be entitled to receive a lump sum payment of $4,500,000, $2,000,000, $2,000,000, $2,000,000 and $4,000,000, respectively. Beginning in February 2012, Messrs. Rittenmeyer, Erhardt and Jones are participants in a group life insurance policy that provides, for the beneficiaries of their choice, a lump sum payment equal to two times the respective participant’s base salary, but not to exceed $1,000,000. See “—Potential Payments Upon Termination of Employment or Change in Control—Death Benefits.”

401(k) Plan Matching Contributions. We match, in cash, 25 percent of the first six percent of the contributions to our 401(k) plan that each employee, including each Named Executive Officer, makes during the year. For each eligible employee, their contributions are limited to 15 percent of such employee’s income on a pre-tax basis, subject to limitations under Section 401(k) of the Internal Revenue Code of 1986, as amended, referred to as the Code. We provide these matching contributions to all of our employees, including Named Executive Officers, who participate in the 401(k) plan, to encourage them to systematically save for retirement.

Non-Qualified Deferred Compensation Plan. We maintain a non-qualified deferred compensation plan that allows eligible employees, including executive officers, to defer compensation in excess of the amounts that the employee can defer under our 401(k) plan because of limits under the Code on the amount of compensation that can be deferred. In addition, in our sole discretion, we may make a contribution that will be allocated among participants in proportion to their deferrals for such year. For more information, see “—Nonqualified Deferred Compensation.”

Perquisites, Personal Benefits and Other Compensation. Each of our Named Executive Officers receives a limited amount of perquisites and other personal benefits that we pay on their behalf or for which we provide reimbursement. We provide certain of our Named Executive Officers with (i) the use of an automobile leased by us or (ii) a monthly cash allowance for an equivalent amount. Mr. Rittenmeyer’s compensation also includes certain housing expenses and the use by Mr. Rittenmeyer of an airplane for business use only. We believe providing our Named Executive Officers with these benefits is appropriate because our Named Executive Officers contribute substantially to our financial and operating performance and to the growth and development of our business. The perquisites and other personal benefits provided to our Named Executive Officers are disclosed below in the “All Other Compensation” column in “—Summary Compensation—Summary Compensation Table.”

Processes and Procedures for the Determination of Executive Officer Compensation

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

Role of Management in Determining or Recommending Executive Compensation. The Chief Executive Officer makes recommendations concerning the amount of compensation to be awarded to our executive officers, including himself, but does not participate in the Compensation Committee’s deliberations or decisions.

Role of Compensation Consultants in Determining or Recommending Executive Compensation. Under its charter, the Compensation Committee has authority to retain, at our expense, such counsel, consultants, experts and other professionals as it deems necessary. The Compensation Committee has not used consultants in the past.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section appearing above with our management. Based on this review and these discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for 2011.

Members of the Compensation Committee

Edward A. Kangas

Michael J. Barrist

Colin M. Farmer

Thomas J. Kichler

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

Summary Compensation

The following table sets forth the compensation earned during 2011, 2010 and 2009 by our current and former Chief Executive Officer, our current and former Chief Financial Officer, our three other most highly compensated executive officers who were serving as executive officers at the end of 2011, and Mr. Leckerman, who left the Company effective October 2011, respectively. We refer to these individuals collectively as our “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation(3) ($)	Total ($)
Ronald A. Rittenmeyer President and Chief Executive Officer	2011	788,461	—	—	328,546	1,117,007

Michael J. Barrist Former President and Chief Executive Officer	2011 2010 2009	175,116 811,750 810,926	— — —	— — 405,875	1,365,928 196,294 540,411	1,541,044 1,008,044 1,757,212

Thomas Erhardt Executive Vice President and Chief Financial Officer	2011	43,269	275,000	—	—	318,269

John R. Schwab Executive Vice President (Former Chief Financial Officer)	2011 2010 2009	407,920 400,000 390,515	175,000 — —	— — 150,000	25,631 23,914 24,532	608,551 423,914 565,047

Jack Jones Executive Vice President and Chief Operating Officer	2011	201,923	400,000	—	—	601,923

Joshua Gindin, Esq. Executive Vice President and General Counsel	2011 2010 2009	405,035 397,171 396,768	— — —	— — 148,939	28,302 32,391 32,695	433,337 429,562 578,402

Stephen W. Elliott(4) Former Executive Vice President, Information Technology and Chief Information Officer	2011 2010 2009	405,035 397,171 396,768	— — —	— — 148,939	34,030 41,150 32,509	439,065 438,321 578,216

Steven Leckerman Former Executive Vice President and Chief Operating Officer	2011 2010 2009	593,052 700,000 692,627	— — —	— — 350,000	151,779 90,308 51,962	744,831 790,308 1,094,589

(1)          Amounts in this column for Messrs. Erhardt and Jones include guaranteed bonuses of $120,000 and $250,000, respectively, upon their hiring. The remainder of the amounts in this column represent discretionary bonuses awarded by the Compensation Committee.

(2)          Represents amounts earned under our Management Incentive Compensation program for executive officers. See “—Grants of Plan-Based Awards.” For 2011 and 2010, the Compensation Committee determined that the performance-based targets were not achieved and did not award any of the bonus potential to the executive officers.

(3)          The following table summarizes all other compensation paid during 2011 to our Named Executive Officers:

Executive Officer	Severance ($)	Housing(a) ($)	Aircraft(b) ($)	Car(c) ($)	Other Compensation(d) ($)	Total All Other Compensation ($)
Ronald A. Rittenmeyer	—	35,718	252,703	13,950	26,175	328,546
Michael J. Barrist	1,305,413	—	—	11,953	48,562	1,365,928
John R. Schwab	—	—	—	15,300	10,331	25,631
Joshua Gindin, Esq.	—	—	—	17,988	10,314	28,302
Stephen W. Elliott	—	—	—	20,940	13,090	34,030
Steven Leckerman	93,350	—	—	23,100	35,329	151,779

(a)                Represents amounts paid on Mr. Rittenmeyer’s behalf for housing and related expenses incurred while staying in the Horsham, Pennsylvania area on Company business.

(b)               Represents amounts paid on Mr. Rittenmeyer’s behalf for business related aircraft usage.

(c)                The amount reported represents the amount we paid to lease the Named Executive Officers’ respective cars.

(d)               Represents Company paid or reimbursed health, disability, and life insurance premiums and Company contributions to 401(k) plans; for Mr. Rittenmeyer includes amounts paid on his behalf for office space in the Dallas, Texas area; and for Mr. Barrist includes a distribution of $32,059 under the Company’s Deferred Compensation Plan.

(4)          Mr. Elliott’s employment with NCO was terminated on December 31, 2011.

Grants of Plan-Based Awards

The following table shows all plan-based awards granted to the Named Executive Officers during 2011.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Threshold ($)		Target ($)		Maximum ($)
Ronald A. Rittenmeyer	—	(2)	1,000,000	(1)	2,000,000	(2)
Michael J. Barrist	—	(2)	827,823	(1)	1,655,645	(2)
Thomas Erhardt	—	(2)	450,000	(1)	900,000	(2)
John R. Schwab	—	(2)	305,940	(1)	611,880	(2)
Jack Jones	—	(2)	500,000	(1)	1,000,000	(2)
Joshua Gindin, Esq.	—	(2)	303,776	(1)	607,533	(2)
Stephen W. Elliott	—	(2)	303,776	(1)	607,533	(2)
Steven Leckerman	—	(2)	713,860	(1)	1,427,720	(2)

(1)          Each executive is entitled to earn incentive compensation of from 75 percent to 100 percent of his annual base salary based on our achievement of our annual operating plan for the year. See “Compensation Discussion and Analysis—Elements of Executive Compensation—Management Incentive Compensation.” Messrs. Rittenmeyer’s, Barrist’s, Erhardt’s, Schwab’s, Jones’s, Gindin’s, Elliott’s and Leckerman’s target bonus potential as a percentage of each individual’s annual base salary is equal to 100 percent, 100 percent, 100 percent, 75 percent, 100 percent, 75 percent, 75 percent and 100 percent, respectively. The Compensation Committee has the discretion to pay at, above or below these targets. In March 2012, the Compensation Committee determined that the target for 2011 was not achieved, and did not award any of the bonus potential to the executive officers.

(2)          The performance targets set by the Compensation Committee included a range of performance levels that gave the executive officers the potential to earn from zero percent to 200 percent of their respective cash incentive compensation benefit.

Outstanding Equity Awards at Fiscal Year End

The following table shows all outstanding equity awards held by the Named Executive Officers as of December 31, 2011.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
John R. Schwab	2,959.4	—	(2)
Stephen W. Elliott	3,037.5	—	(2)
Joshua Gindin, Esq.	2,998.5	—	(2)
Steven Leckerman	3,846.7	—	(2)

(1)         Represents awards of restricted shares under our Restricted Share Plan which are scheduled to vest in 25 percent increments over a period of 4 years beginning on the first anniversary of the date of grant, provided that the recipient remains employed by us. In addition, if a recipient’s employment is terminated by us without Cause (as defined in the Restricted Share Plan) or if a recipient terminates his employment with us for Good Reason (as defined in the Restricted Share Plan) within three months immediately preceding an annual vesting date, such award will immediately vest with respect to the 25 percent of the then unvested shares that would have vested had such recipient remained employed through the annual vesting date. In addition, each restricted share award will immediately vest in full in the event a Change in Control or Public Offering (each as defined in the Restricted Share Plan) occurs. See “—Equity Compensation”. For a description of additional termination or change in control provisions, including our right to repurchase the shares issued, in the Restricted Share Plan, see “—Potential Payments Upon Termination of Employment or Change in Control.” In addition, each share of restricted stock issued pursuant to the Restricted Stock Plan, regardless of whether the restriction period with regard to such share has lapsed, is subject to transfer restrictions, repurchase rights and other restrictions set forth in a Stockholders’ Agreement.  See “—Equity Compensation.” In connection with the Merger Transactions on April 3, 2012, all of the Company’s restricted shares were cancelled and no consideration was paid.

(2)         Our common stock is not publicly traded and therefore no market value for our shares is readily available.

Stock Vested

The following table provides information concerning restricted share awards held by the Named Executive Officers that vested during 2011.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Michael J. Barrist	10,401.5	—	(2)
John R. Schwab	4,070.2	—	(2)
Stephen W. Elliott	4,148.2	—	(2)
Joshua Gindin, Esq.	4,109.2	—	(2)
Steven Leckerman	5,263.9	—	(2)

(1)         These shares remain subject to transfer restrictions, repurchase rights and other restrictions set forth in a Stockholders’ Agreement and the stock awards issued pursuant to the Restricted Share Plan. See “—Equity Compensation” and “—Potential Payments Upon Termination of Employment or Change in Control.” In connection with the Merger Transactions, all of the Company’s restricted shares were cancelled and no consideration was paid.

(2)         Our common stock is not publicly traded and therefore no market value for our shares is readily available.

Nonqualified Deferred Compensation

Our Deferred Compensation Plan permits eligible employees to defer receipt and taxation of their compensation each year up to the limit in effect under Section 402(g) of the Code ($16,500 for 2011) (less amounts contributed to our 401(k) Plan). In addition, in our sole discretion, we may make a contribution that will be allocated among participants in proportion to their deferrals for such year. All executive officers and other key employees designated by us are eligible to participate in the Deferred Compensation Plan.

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

A participant may make an early withdrawal if such participant demonstrates a special need or hardship due to “severe financial emergency.”

The following table provides information concerning amounts held under the Deferred Compensation Plan for the benefit of our Named Executive Officers.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY (1) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FY (2) ($)
Michael J. Barrist	—	—	1,490	32,059	—
John R. Schwab	—	—	(141)	—	10,053

(1)         The aggregate earnings represent the market value change of this plan during 2011. Earnings received by the Named Executive Officers are not reported as compensation in the Summary Compensation Table because such earnings are not considered to be “above market” or “preferential” earnings under SEC regulations.

(2)         Amount represents executive contributions and registrant contributions attributable to prior years as well as earnings on such contributions.

Employment Agreements

Effective as of March 18, 2011, Mr. Barrist’s employment agreement was terminated, and the Board appointed Ronald A. Rittenmeyer as our President and Chief Executive Officer. Effective as of March 18, 2011, we entered into an employment agreement with Mr. Rittenmeyer, which was amended in March 2012. The Company intends to enter into a new long-term employment agreement with Mr. Rittenmeyer prior to the end of the term of this amendment. The terms of Mr. Rittenmeyer’s employment agreement, as amended, include:

•                  Mr. Rittenmeyer will serve as our President and Chief Executive Officer;

•                  The initial term of Mr. Rittenmeyer’s employment agreement was one year and has been extended until May 1, 2012, referred to as “term of employment,” which may be extended thereafter and is subject to early termination;

•                  Mr. Rittenmeyer will receive a base salary of $1,000,000 per year;

•                  Mr. Rittenmeyer will be eligible to participate in all employee benefit plans of the Company

•                  Mr. Rittenmeyer will have the opportunity to earn an annual performance bonus (with a “target bonus” of 100 percent of base salary), based upon the achievement of performance goals as mutually agreed to by him and the Board;

•                  Mr. Rittenmeyer will be eligible to receive equity, stock options, or other equity-based awards, as determined in the sole discretion of the Board;

•                  Mr. Rittenmeyer will receive a car allowance, reimbursement of certain housing expenses, reimbursement for use of aircraft as necessary for business travel, in addition to other perquisites;

•                  Upon a termination of employment by Mr. Rittenmeyer, Mr. Rittenmeyer will receive any base salary earned but unpaid as of the termination date in a lump sum within 10 business days following the termination date;

•                  Upon a termination of employment by reason of death, Mr. Rittenmeyer’s beneficiaries will receive any base salary earned but unpaid as of the termination date and a pro-rated target bonus for that year in a lump sum within 10 business days following the termination date;

•                  Upon a termination of employment by us, Mr. Rittenmeyer will receive any base salary earned but unpaid as of the termination date in a lump sum within 10 business days following the termination date and, subject to certain conditions, base salary continuation for the then remaining term of employment and a pro-rated target bonus for the year of termination paid in a lump sum 30 days following the termination date;

•                  Mr. Rittenmeyer is subject to non-solicitation and non-interference covenants during his term of employment and for one year thereafter;

•                  During and after Mr. Rittenmeyer’s employment with us, Mr. Rittenmeyer is subject to a confidentiality covenant; and

•                  Mr. Rittenmeyer will be entitled to receive reimbursement from us for an amount equal to any income taxes imposed on Mr. Rittenmeyer that are attributable to the benefit resulting from the car allowance and housing expense reimbursement, increased by an amount equal to any additional income taxes imposed by reason of such reimbursement from us.

We have employment agreements with Messrs. Schwab, Gindin, Elliott and Leckerman. The terms of the employment agreements of Messrs. Schwab, Gindin, Elliott and Leckerman include the following terms:

•                  Each of Messrs. Schwab, Gindin, Elliott and Leckerman will receive base salaries as stated in their respective employment agreements, to be adjusted upward, at a minimum, annually in accordance with the Consumer Price Index in effect for such year;

•                  Each executive will be entitled to participate in equity plans and employee benefit plans of the Company, including supplemental medical and death benefits, on the same terms as are accorded to other executive employees of the Company;

•                  Each of Messrs. Schwab, Gindin, Elliott and Leckerman will have the opportunity to earn an annual bonus equal to 75 percent, 75 percent, 75 percent and 100 percent, respectively, of his base salary (such percentage of base salary is referred to as such executive’s “target bonus”), based upon the achievement by us of our annual operating plan as presented to the Board by our Chief Executive Officer and approved by the Board;

•                  Upon a termination of employment by reason of death, disability, without “cause” or a resignation for “good reason,” the executive will receive certain payments and benefits (see “—Potential Payments Upon Termination of Employment or Change in Control”);

•                  Upon a termination of employment for “cause” or a resignation without “good reason,” the executive will receive his accrued but unpaid base salary and annual bonus (see “—Potential Payments Upon Termination of Employment or Change in Control”);

•                  The executive is subject to non-compete and non-solicitation covenants during his employment and for (i) two years after termination of employment if his employment is terminated on or prior to November 15, 2012 or (ii) one year after termination of employment if his employment is terminated after November 15, 2012;

•                  The executive is subject to a non-interference covenant during his employment and for three years after termination of employment;

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

Potential Payments Upon Termination of Employment or Change in Control

Death Benefits

We provide beneficiaries of designated participants with a death benefit in the event of the participant’s death while employed by us. The benefit provides each participant, as long as such participant is employed with the Company, with a fixed dollar term life insurance policy for the beneficiaries of such participant’s choice. Executive participants are selected by the Board. Under this benefit, beneficiaries of Messrs. Barrist, Schwab, Gindin, Elliott and Leckerman would be entitled to receive a lump sum payment of $4,500,000, $2,000,000, $2,000,000, $2,000,000 and $4,000,000, respectively. Beginning in February 2012, Messrs. Rittenmeyer, Erhardt and Jones are participants in a group life insurance policy that provides, for the beneficiaries of their choice, a lump sum payment equal to two times the respective participant’s base salary, but not to exceed $1,000,000.

Termination or Change in Control Provisions in Restricted Share Plan

Generally, the Restricted Share Plan states that the Compensation Committee of our Board will determine, in the terms of the applicable award agreement, the time or times when and the manner and condition in which each award will vest and the extent, if any, to which vesting accelerates upon a Change in Control. “Change of Control” is defined in the Restricted Share Plan as (i) any liquidation, dissolution or winding up of our company, whether voluntary or involuntary, (ii) any transfer by our company of all or substantially all of its assets on a consolidated basis, (iii) any consolidation, merger or reorganization of our company with or into any other entity or entities as a result of which the holders of our company’s outstanding capital stock possessing the voting power

(under ordinary circumstances) to elect a majority of our Board immediately prior to such consolidation, merger or reorganization no longer beneficially own, directly or indirectly, the outstanding capital stock of the surviving corporation possessing the voting power (under ordinary circumstances) to elect a majority of the surviving corporation’s board of directors, (iv) any transfer to any third party of shares of our company’s capital stock by the holders thereof as a result of which the holders of our company’s outstanding capital stock possessing the voting power (under ordinary circumstances) to elect a majority of our company’s Board immediately prior to such transfer no longer beneficially own, directly or indirectly, the outstanding capital stock of our company possessing the voting power (under ordinary circumstances) to elect a majority of our company’s Board, or (v) a change in the constituency of the Board with the result that individuals, who were members of the Board on November 15, 2006 (or individuals designated by OEP in place thereof) cease for any reason to constitute at least a majority of the Board.

The individual award agreements that have been issued to our executives provide the following enhanced vesting provisions related to termination of employment or a Change of Control:

•                  If a holder’s employment is terminated by us without “Cause” or if the holder terminates his employment for “Good Reason” within three months immediately preceding an annual vesting date, such holder’s award will immediately vest with respect to the 25 percent of the then unvested shares that would have vested had the holder remained employed through that annual vesting date; and

•                  In the event that during a holder’s service with us, a Change in Control occurs, then 100 percent of the holder’s award will become vested.

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

The individual award agreements that have been issued to our executives also provide that in the event that no public offering has occurred and a holder of restricted shares ceases to be employed by us for any reason within five years of the date of grant, all of the holder’s restricted shares, whether or not vested, will remain outstanding following the date of such holder’s termination of employment and, for a 180-day period thereafter, we will have the right to repurchase both the vested and unvested portions of such awards at the prices set forth below, as applicable:

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

In the event that we do not exercise our repurchase rights described above within 180 days following the executive’s termination of employment, the restrictions on the restricted shares that were not vested (and did not vest) as a result of the holder’s termination of employment will at that date lapse in full and the holder will retain all such restricted shares, as well as all of the restricted shares that were vested as of, or vested in connection with, the holder’s termination of employment.

The individual award agreements that have been issued to our executives further provide that in the event a holder’s employment terminates at any time following, the earlier to occur of (a) a public offering and (b) the fifth anniversary of the grant date, the holder will retain all restricted shares that were vested at the time of termination (including any restricted shares that vested in connection with the public offering or termination).

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

A participant’s benefits in the Deferred Compensation Plan are payable as soon as practicable following termination of employment or a “change of control” of the Company. Messrs. Barrist and Schwab participated in our Deferred Compensation Plan during 2011. Following his termination, Mr. Barrist received benefits of $32,059 from the Deferred Compensation plan in 2011. Mr. Schwab’s aggregate balance at December 31, 2011 was $10,053.

Termination or Change in Control Provisions in Employment Agreements

Ronald A. Rittenmeyer. Mr. Rittenmeyer’s employment agreement provides that upon termination of employment by the Company, Mr. Rittenmeyer will receive accrued but unpaid base salary and, contingent upon signing a general release, base salary continuation for the then remaining term of employment and pro-rated target bonus. Upon termination of employment at the election of Mr. Rittenmeyer, his employment agreement provides that he will receive accrued but unpaid base salary. In addition, Mr. Rittenmeyer’s employment agreement provides that upon termination by reason of death, Mr. Rittenmeyer’s estate will receive accrued but unpaid base salary and pro-rated target bonus. In the event that Mr. Rittenmeyer breaches any of the restrictive covenants in his employment agreement, the Company will have no obligation to continue to pay base salary or target bonus.

Michael J. Barrist. Effective March 18, 2011, Mr. Barrist’s employment was terminated without “Cause.” Set forth below is a description of the termination provisions contained in Mr. Barrist’s employment agreement that was in effect during 2011 as it relates to termination without “Cause”. The agreement provides that upon a termination of employment without “Cause” Mr. Barrist will receive (i) his accrued but unpaid base salary and target bonus, and (ii) two times his base salary and two times his target bonus payable over a period of one year. In addition, Mr. Barrist’s employment agreement provides that we will reimburse Mr. Barrist for his and his eligible dependents’ COBRA premiums, less the amount, referred to as the “Employee Portion,” that a full-time active employee of NCO would be required to pay for such coverage under our healthcare plans, until the earlier of the 18 month anniversary of such termination and the date on which Mr. Barrist becomes eligible for healthcare coverage under the plan of a subsequent employer that provides benefits that are substantially similar (or better) in the aggregate to the benefits provided under our healthcare plans (such period, is referred to as the “Barrist COBRA Period”). In addition, from the expiration of the Barrist COBRA Period until the second anniversary of Mr. Barrist’s termination of employment, Mr. Barrist’s employment agreement provides that we will reimburse Mr. Barrist for the cost of his and his eligible dependents’ healthcare coverage premiums under the healthcare plan of such subsequent employer or under private health insurance (as applicable), in either case, only to the extent that the costs of such premiums to Mr. Barrist exceed the Employee Portion (but not in an amount in excess of the amount that we would be required to reimburse Mr. Barrist if he continued COBRA coverage during such period).

“Cause” is defined in Mr. Barrist’s employment agreement as his (i) conviction of, or guilty plea with respect to, a felony; (ii) a nolo contender plea with respect to a felony (other than in respect of a claim or allegation by a governmental regulatory authority); (iii) willful illegal conduct or gross misconduct that, in the reasonable good faith judgment of the Board, materially interferes with Mr. Barrist’s ability to perform his duties for our company; or (iv) any willful material breach of any of the covenants in his employment agreement after notice and thirty days from the date Mr. Barrist receives such notice, to cure such event or condition to the extent such event or conditions is reasonably susceptible to cure. No act or failure to act by Mr. Barrist will be considered willful unless it is done, or omitted to be done, by Mr. Barrist in bad faith or without reasonable belief that such action or inaction was in the best interests of our company. Any act, or failure to act by Mr. Barrist, based on authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel of our company will be conclusively presumed to be in good faith and in the best interests of our company.

Other Named Executive Officers. Upon termination by the Company without Cause, Messrs. Erhardt and Jones will receive accrued but unpaid base salary, 12 months of salary continuation and target bonus, and after a change of control Messrs. Erhardt and Jones will receive accrued but unpaid base salary, 18 months of salary continuation and target bonus. In addition, Messrs. Erhardt and Jones will receive reimbursement for COBRA premiums during such severance period. The employment agreements of Messrs. Schwab, Gindin, Elliott and Leckerman, provide that upon a termination of employment on or prior to the last day of the Initial Term by reason of death, disability, without “Cause” for a resignation for “Good Reason,” the executive will (i) receive his accrued but unpaid base salary and annual bonus and (ii) continue to receive his then current base salary and target bonus for a period of 24 months.  In addition, the employment agreements of Messrs. Schwab, Gindin, Elliott and Leckerman provide that we will reimburse the executive for his and his eligible dependents’ COBRA premiums, less the Employee Portion, until the earlier of the 18 month anniversary of such termination and the date on which the executive becomes eligible for healthcare coverage under the plan of a subsequent employer that provides benefits that are substantially similar (or better) in the aggregate to the benefits provided under our healthcare plans, (such period, is referred to as the “Initial COBRA Period”). In addition, from the expiration of the Initial COBRA Period until the second anniversary of the executive’s termination of employment, the employment agreements of Messrs. Schwab, Gindin, Elliott and Leckerman provide that we will reimburse the executive for the cost of his and his eligible dependents’ healthcare coverage premiums under the healthcare plan of such subsequent employer or under private health insurance (as applicable), in either case, only to the extent that the costs of such premiums to the executive exceed the Employee Portion (but not in an amount in excess of the amount that we would be required to reimburse the executive if the executive continued COBRA coverage during such period).

In addition, the employment agreements of Messrs. Schwab, Gindin, Elliott and Leckerman provide that upon a termination of employment after the Initial Term, but on or prior to November 15, 2012, by reason of death, disability, without “Cause” or a resignation for “Good Reason,” the executive will receive (i) his accrued but unpaid base salary and annual bonus and (ii) two times his then current base salary and two times his target bonus for a period of 12 months.  In addition, the employment agreements provide that we will reimburse the executive for his and his eligible dependents’ COBRA premiums, less the Employee Portion, until the earlier of the 18 month anniversary of such termination and the date on which the executive becomes eligible for healthcare coverage under the plan of a subsequent employer that provides benefits that are substantially similar (or better) in the aggregate to the benefits provided under our healthcare plans, (such period, is referred to as the “Second COBRA Period”).  In addition, from the expiration of the Second COBRA Period until the second anniversary of the executive’s termination of employment, the employment agreements of our other Named Executive Officers provide that we will reimburse the executive for the cost of his and his eligible dependents’ healthcare coverage premiums under the healthcare plan of such subsequent employer or under private health insurance (as applicable), in either case, only to the extent that the costs of such premiums to the executive exceed the Employee Portion (but not in an amount in excess of the amount that we would be required to reimburse the executive if the executive continued COBRA coverage during such period.

The employment agreements of Messrs. Schwab, Gindin, Elliott and Leckerman further provide upon a termination of employment after November 15, 2012 by reason of death, disability, without “Cause” or a resignation for “Good Reason,” the executive will (i) receive his accrued but unpaid base salary and annual bonus and (ii) continue to receive his then current base salary and his target bonus for a period of 12 months. In addition, the employment agreements of our other Named Executive Officers provide that we will reimburse the executive for his and his eligible dependents’ COBRA premiums, less the Employee Portion, until the earlier of the 12 month anniversary of such termination and the date on which the executive becomes eligible for healthcare coverage under the plan of a subsequent employer that provides benefits that are substantially similar (or better) in the aggregate to the benefits provided under our healthcare plans, (such period, referred to as the “Benefit Continuation Period”). In addition, from the expiration of the Benefit Continuation Period until the first anniversary of the executive’s termination of employment, reimburse the executive for the cost of his and his eligible dependents’ healthcare coverage premiums under the healthcare plan of such subsequent employer to the extent that the costs of such premiums to the executive exceed the Employee Portion (but not in an amount in excess of the amount that we would be required to reimburse the executive if the executive COBRA coverage during such period).

In addition, each of the employment agreements provides that if the executive’s employment is terminated by reason of death, his beneficiaries will be paid the amounts owed under a fixed dollar term life insurance policy provided by us. See “—Death Benefits” described above.

The employment agreements also provide that upon a termination of employment for “Cause” or a resignation without “Good Reason,” the executive will receive his accrued but unpaid base salary and annual bonus.

“Cause” is defined in each of the employment agreements as the executive’s (i) indictment in connection with a crime involving moral turpitude or any felony, which materially adversely affects our company or his ability to perform the duties of his employment; (ii) conviction of, or pleading of guilty or no-contest by, to any felony; (iii) dishonesty, fraud, unethical or illegal act, misappropriation or embezzlement which does (or would reasonably be likely to) materially damage our company or our company’s reputation; (iv) willful or deliberate material violations of his obligations to our company; or (v) material breach of any of the terms or conditions of his employment agreement, subject in the case of (iv) and (v) above, to a 20 day cure period. No act or failure to act by the executive will be considered willful unless it is done, or omitted to be done, by the executive in bad faith or without reasonable belief that such action or omission was in the best interests of our company. Any act, or failure to act by an executive, based on authority given by our company’s Chief Executive Officer or pursuant to a resolution duly adopted by the Board or based upon the advice of counsel of our company will be conclusively presumed to be in good faith and in the best interests of our company.

“Good Reason” is defined in each of the employment agreements as: (i) a material diminution of his position, authority, duties or responsibilities (including any material adverse change to his title); (ii) a material decrease in his base salary or annual bonus opportunity or other material benefits, other than in connection with such a reduction occasioned by our company’s business conditions or prospects and applicable to all similarly situated company management; (iii) our company relocates his principal place of employment to a location in excess of 40 miles from the principal place of his employment as of the date of the applicable employment agreement; and (iv) any material violation of the executive’s employment agreement by our company, subject in the case of (i) — (iv) above to a 20 day cure period.

Each executive officer’s employment agreement provides that the executive will be entitled to reimbursement of certain excise taxes imposed upon such executive in connection with payments to be made to such executive in connection with a change in control of the Company and any federal, state and local income tax and excise tax imposed on the reimbursed excise tax.

The following tables show the estimated amount of payments and benefits that would be provided by us to our Named Executive Officers, who were serving as such at the end of the year, under the plans and agreements described above assuming that their employment was terminated as of December 31, 2011 for various reasons as described below.

Ronald A. Rittenmeyer (1)(2)	Termination by Company without Cause ($)	Termination by Executive ($)	Death ($)
Accrued, unpaid base salary	19,157	19,157	19,157
Salary continuation	333,333
Target bonus	—
Total	352,490	19,157	19,157

(1)	For more information, see “–Ronald A. Rittenmeyer.”
(2)	Beginning in February 2012, Mr. Rittenmeyer is a participant in a group life insurance policy that provides, for the beneficiary of his choice, a lump sum payment of $1,000,000.

Thomas Erhardt (1)(2)	Termination by Company without Cause ($)	Termination by Executive ($)	Change of Control ($)
Accrued, unpaid base salary	8,621	8,621	8,621
Salary continuation	900,000		1,350,000
Target bonus	—		—
Total	908,621	8,621	1,358,621

(1)	For more information, see “–Other Named Executive Officers.”
(2)	Beginning in February 2012, Mr. Erhardt is a participant in a group life insurance policy that provides, for the beneficiary of his choice, a lump sum payment of $900,000.

John R. Schwab (1)	Termination without Cause or by Executive for Good Reason ($)	Termination for Cause or by Executive without Good Reason ($)	Death ($)	Disability ($)
Accrued, unpaid base salary	7,815	7,815	7,815	7,815
Salary continuation	1,427,720		1,427,720	1,427,720
Benefits continuation	9,983		9,983	9,983
Target bonus	—
Life insurance benefit			2,000,000
Total	1,445,518	7,815	3,445,518	1,445,518

(1)	For more information, see “–Other Named Executive Officers.”

Jack Jones (1)(2)	Termination by Company without Cause ($)	Termination by Executive ($)	Change of Control ($)
Accrued, unpaid base salary	9,579	9,579	9,579
Salary continuation	1,000,000		1,500,000
Target bonus	—		—
Total	1,009,579	9,579	1,509,579

(1)	For more information, see “–Other Named Executive Officers.”
(2)	Beginning in February 2012, Mr. Jones is a participant in a group life insurance policy that provides, for the beneficiary of his choice, a lump sum payment of $1,000,000.

Joshua Gindin, Esq. (1)	Termination without Cause or by Executive for Good Reason ($)	Termination for Cause or by Executive without Good Reason ($)	Death ($)	Disability ($)
Accrued, unpaid base salary	7,759	7,759	7,759	7,759
Salary continuation	1,417,623		1,417,623	1,417,623
Benefits continuation	10,172		10,172	10,172
Target bonus	—
Life insurance benefit			2,000,000
Total	1,435,554	7,759	3,435,554	1,435,554

(1)	For more information, see “–Other Named Executive Officers.”

Messrs. Barrist’s, Elliott’s and Leckerman’s employment was each terminated without “Cause” during 2011. The following table presents the actual payments and benefits received by each of Messrs. Barrist, Elliott and Leckerman based on their termination date (March 18, 2011, December 31, 2011 and October 31, 2011, respectively).

Named Officer(1)	Severance ($)	Target Bonus ($)	Benefits ($)	Total ($)
Michael J. Barrist (2)	1,655,645	1,655,645	17,198	3,328,488
Stephen W. Elliott (3)	810,070	607,552	17,597	1,435,219
Steven Leckerman (4)	1,427,720	1,427,720	8,578	2,864,018

(1)   Messrs. Barrist, Elliott and Leckerman were terminated effective March 18, 2011, December 31, 2011 and October 31, 2011, respectively. For a 180-day period after termination, we have the right to repurchase both the vested and unvested portions of all outstanding restricted stock awards at the following prices: the portion of such award that was (a) vested for their then Fair Market Value; and (b) not vested for the lesser of (i) the Fair Market Value as of the termination date, or (ii) 40 percent of the Fair Market Value as of the date of grant of the restricted shares. We elected not to buy back Mr. Barrist’s restricted shares during the 180-day period. As of December 31, 2011, Messrs. Barrist, Elliott and Leckerman held 20,803.1, 34,295.7 and 43,670.4 vested shares of restricted stock, respectively, and zero, 3,037.5 and 3,846.7 unvested shares of restricted stock, respectively.

(2)   Represents base salary and target bonus for a 24 month period, and reimbursement for COBRA premiums for 18 months. For more information, see “–Michael J. Barrist.”

(3)   Represents base salary and target bonus for a 24 month period, and reimbursement for COBRA premiums for 18 months plus reimbursement for healthcare premiums for an additional 6 months. For more information, see “–Other Named Executive Officers.”

(4)   Represents base salary and target bonus for a 24 month period, and reimbursement for COBRA premiums for 18 months plus reimbursement for healthcare premiums for an additional 6 months. For more information, see “–Other Named Executive Officers.”

Director Compensation

As of January 1, 2011, our Board was comprised of Michael J. Barrist, Austin A. Adams, Edward A. Kangas, Leo J. Pound, Thomas J. Kichler, Colin M. Farmer and Henry H. Briance. Effective January 7, 2011, Mr. Adams resigned from our Board and effective March 22, 2011, Mr. Pound resigned from our Board. In September, Mr. Marc Simon was appointed as director by the remaining members of our Board to fill one of the vacancies. Effective March 22, 2011, our Board appointed Mr. Farmer as lead director.

As directors not employed by us or affiliated with OEP, sometimes referred to as “non-employee directors”, each of Messrs. Adams, Kangas, Pound and Simon received an annual director fee of $100,000 for 2011, payable in quarterly installments, plus reimbursement of expenses incurred in attending Board and committee meetings. In addition, Mr. Kangas receives additional fees for his services as chairman of the Audit Committee, Compensation Committee and Corporate Governance Committee, also payable in quarterly installments. Mr. Farmer did not receive an annual fee for his services as lead director, due to his affiliation with OEP. We offer optional health insurance coverage to non-employee directors and their families under our health insurance plan.

The following table sets forth information concerning the compensation of each of our directors for 2011.

Name (1)	Fees Earned or Paid in Cash ($)	All Other Compensation(2) ($)	Total ($)
Austin A. Adams	—	—	—
Edward A. Kangas	145,000	—	145,000
Leo J. Pound	31,250	14,213	45,463
Marc Simon	25,000	—	—
Henry H. Briance	—	—	—
Colin M. Farmer	—	—	—
Thomas J. Kichler	—	—	—

(1)         Mr. Barrist has been omitted from this table because he received no additional compensation for serving as a director.

(2)         Represents the amount we paid for health insurance on behalf of the director and his family.

Compensation Policies and Practices Related to Risk Management

We believe that our employee compensation programs reflect positive risk management practices for our employees, and have concluded that our compensation policies and programs are not reasonably likely to have a material adverse effect on the Company. We believe that we have allocated our compensation among base salary and short and long-term compensation and set incentive compensation targets in such a way as to not encourage excessive risk-taking. Our incentive compensation targets are based on Company-wide performance metrics, which we believe encourages decision-making that is in the best long-term interests of the Company. In addition, the restricted shares granted under our equity compensation plan vest over a four-year period and are subject to certain transfer restrictions, repurchase rights and other restrictions, which, combined with our other variable and fixed cash compensation, appropriately incentivize and reward management which at the same time encourage appropriate but not excessive levels of risk assumption.

Compensation Committee Interlocks and Insider Participation

There were no Compensation Committee “interlocks” during 2011, which generally means that no executive officer of the Company served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Company’s Compensation Committee.

Rittenmeyer Consulting Agreement. Prior to Mr. Rittenmeyer’s appointment as President and Chief Executive Officer of the Company on March 18, 2011, he had previously served as a consultant to the Company through a consulting agreement dated as of December 1, 2010 between the Company and Turnberry Associates, LLC. Mr. Rittenmeyer is the Chief Executive Officer of Turnberry Associates, LLC. Pursuant to the terms of his agreement, Mr. Rittenmeyer provided consulting services to the Company as requested from time to time. As compensation for the services provided, the Company paid Mr. Rittenmeyer $60,000 per month and reimbursed him for all expenses incurred in connection with the services provided. On March 18, 2011, in connection with Mr. Rittenmeyer’s appointment as President and Chief Executive Officer of the Company, the consulting agreement was terminated.

Erhardt Consulting Agreement.  Prior to Mr. Erhardt’s appointment as Executive Vice President and Chief Financial Officer of the Company on November 28, 2011, he had previously served as a consultant to the Company through a consulting agreement dated as of August 9, 2011. Pursuant to the terms of his agreement, Mr. Erhardt provided consulting services to the Company as requested from time to time. As compensation for the services provided, the Company paid Mr. Erhardt $1,900 per day and reimbursed him for all expenses incurred in connection with the services provided. On November 28, 2011, in connection with Mr. Erhardt’s appointment as Executive Vice President and Chief Financial Officer of the Company, the consulting agreement was terminated.

Management Agreement. On November 15, 2006, we entered into a ten-year management agreement with OEP pursuant to which OEP provides business and organizational strategy and financial advisory services. OEP is our principal shareholder. Messrs. Farmer, Kichler and Briance are Managing Directors of OEP. Pursuant to the management agreement, we pay OEP $3.0 million per annum plus reimbursement of expenses. We do not know and cannot determine the approximate dollar value of the interest of each of Messrs. Farmer, Kichler and Briance in the management fees that we paid to OEP. We do not separately compensate OEP or its designated representatives on our Board for their services as directors, but OEP may receive fees in connection with its role in specific transactions in the future.

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

Other Arrangements. OEP is managed by OEP Holding Corporation, a wholly owned indirect subsidiary of JP Morgan Chase & Co., referred to as JPM, and JPM is a client of ours. For the year ended December 31, 2011, we received fees for providing services to JPM of $7.0 million.

JPMorgan Chase Bank, N.A., an affiliate of JPM, is a lender under our Credit Facility. The Credit Facility consists of substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions for unrelated parties, and does not involve more than the normal risk of uncollectibility or present other unfavorable features.

We also have certain corporate banking relationships with affiliates of JPM and we are charged market rates for these services.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2011:

		(b)	(c)
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	3,656
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	3,656

(1)   As of December 31, 2011, 333,011 restricted shares of Class A common stock were issued and outstanding, subject, in certain circumstances, to vesting and forfeiture. These awards are issuable without the payment of any cash consideration by the holder.

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes the beneficial ownership of our voting common stock, consisting of Class A common stock and Class L common stock, as of March 30, 2012 for:

•                  each person who we know beneficially owns more than 5 percent of our voting common stock;

•                  each director

•                  each of the Named Executive Officers who appears in the Summary Compensation Table; and

•                  all directors and executive officers as a group.

As of March 30, 2012, there were 2,839,830 shares of Class A common stock and 460,350 shares of Class L common stock outstanding.

	Shares Beneficially Owned (1)
Name of Beneficial Owner	Number of Class L Common Stock	Percent of Class L Common Stock	Number of Class A Common Stock	Percent of Class A Common Stock	Percent of Combined Class L and Class A Common Stock
One Equity Partners II, L.P, OEP II Co-Investors, L.P. OEP II Partners Co-Invest, L.P. OEP General Partners II, L.P. OEP Co-Investors Management II, Ltd. OEP II Partners Co-Invest, G.P., Ltd. OEP Holding Corporation c/o One Equity Partners 320 Park Avenue, 18th Floor New York, NY 10022 (2)	129,294	28.1%	2,560,206	90.2%	81.5%
2006 Co-Investment Portfolio, L.P. StepStone Capital Partners II Onshore, L.P. StepStone Capital Partners II Cayman Holdings, L.P. c/o StepStone Group LLC 4350 La Jolla Village Dr. Suite 800 La Jolla, CA 92122 (3)	104,968	22.8%	26,242	*	4.0%
Citigroup Capital Partners II Employee Master Fund, L.P. c/o Citi Private Equity 388 Greenwich Street, 21st Floor New York, NY 10013 (4)	55,032	12.0%	13,758	*	2.1%
Helzberg Angrist Investors I, LLC 4049 Pennsylvania Avenue, #204 Kansas City, MO 64111 (5)	20,000	4.3%	5,000	*	*
Protocol Finance, LLC 655 3rd Street # 202 Beloit, WI 53511-6271	132,823	28.9%	—	—	4.0%
Michael J. Barrist (6)	10,100	2.2%	36,828	1.3%	1.4%
Henry H. Briance (2) (7)	129,294	28.1%	2,560,206	90.2%	81.5%
Colin M. Farmer (2) (8)	129,294	28.1%	2,560,206	90.2%	81.5%
Edward A. Kangas	—	—	4,065	*	*
Thomas J. Kichler (2) (9)	129,294	28.1%	2,560,206	90.2%	81.5%
Marc Simon	—	—	—	—	—
Thomas Erhardt	—	—	—	—	—
Stephen W. Elliott (10)	1,660	*	415	*	*
Joshua Gindin, Esq. (11)	1,040	*	37,437	1.3%	1.2%
Jack Jones	—	—	—	—	—
Steven Leckerman (12)	1,720	*	430	*	*
Ronald A. Rittenmeyer	—	—	—	—	—
John R. Schwab	460	*	37,136	1.3%	1.1%
All directors and executive officers as a group (13 persons) (13)	11,600	2.5%	115,466	4.1%	3.9%

*                           Less than one percent.

(1)                   The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, include securities as to which the person has or shares voting or investment power. Shares of NCO voting common stock which a person has the right to acquire within 60 days of March 30, 2012 are deemed outstanding for computing the share ownership and percentage ownership of the person having such right, but are not deemed outstanding for computing the percentage of any other person. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities. Fractional shares are rounded to the nearest whole share.

(2)                   Includes 2,527,882 shares of Class A common stock owned by One Equity Partners II, L.P. (“OEP II”), 44,930 shares of Class L common stock and 11,233 shares of Class A common stock owned by OEP II Co-Investors, L.P. (“OEP II Co”) and 84,364 shares of Class L common stock and 21,091 shares of Class A common stock owned by OEP II Partners Co-Invest, L.P. (“OEP II Partners” and collectively with OEP II and OEP II Co, “OEP”). The general partner of OEP II is OEP General Partners II, L.P. (“OEP General”). The general partner of OEP General is OEP Holding Corporation (“OEP Holding”). The general partner of OEP II Co is OEP Co-Investors Management II, Ltd. (“OEP Co-Investors”). The general partner of OEP II Partners is OEP II Partners Co-Invest G.P., Ltd. (“OEP II Partners GP”). Messrs. Briance, Farmer and Kichler are managing directors of OEP Holding, OEP Co-Investors and OEP II Partners GP. Messrs. Briance, Farmer and Kichler may be deemed to beneficially own these shares, but disclaim beneficial ownership of such shares except to the extent of their respective pecuniary interest therein.

(3)                   Includes 48,992 shares of Class L common stock and 12,248 shares of Class A common stock held by 2006 Co-Investment Portfolio, L.P., 24,845 shares of Class L common stock and 6,211 shares of Class A common stock held by StepStone Capital Partners II Onshore, L.P. and 31,131 shares of Class L common stock and 7,783 shares of Class A common stock held by StepStone Capital Partners II Cayman Holdings, L.P. StepStone Diversified Funds GP, LLC is the general partner of 2006 Co-Investment Portfolio, L.P., StepStone Capital Partners II Onshore, L.P. and StepStone Partners II Cayman Holdings, L.P.

(4)                   All shares of Class L common stock and Class A common stock are held by Citigroup Capital Partners II Employee Master Fund, L.P. Citigroup Private Equity LP is the general partner of Citigroup Capital Partners II Employee Master Fund, L.P.

(5)                   All shares of Class L common stock and Class A common stock are held by Helzberg Angrist Investors, I, LLC. Helzberg Angrist Capital, LLC is the manager of Helzberg Angrist Investors I, LLC.

(6)                   Includes: (i) 30 shares of Class L common stock and 72 shares of Class A common stock owned by Mrs. Cheryl Lazarus which Mr. Barrist has the sole right to vote pursuant to an irrevocable proxy and for which he shares dispositive power with her; (ii) 819 shares of Class L common stock and 2,005 shares of Class A common stock held in trust for the benefit of members of Mr. Barrist’s family for which Mr. Barrist is a co-trustee and (iii) 4,493 shares of Class L common stock and 2,213 shares of Class A common stock held by the Barrist Family Foundation, a charitable trust, for which Mr. Barrist is co-trustee. Excludes 1,163 shares of Class L common stock and 3,975 shares of Class A common stock held in trust for the benefit of Mr. Barrist’s children, as to all of which shares Mr. Barrist disclaims beneficial ownership. Mrs. Cheryl Lazarus is the sister of Michael J. Barrist. Mr. Barrist’s address is c/o NCO Group, Inc., 507 Prudential Road, Horsham, Pennsylvania 19044.

(7)                   Mr. Briance, our director, was designated by OEP. Mr. Briance is a managing director at OEP. Amounts disclosed for Mr. Briance are also included above in footnote 2. Mr. Briance disclaims beneficial ownership of any shares beneficially owned by OEP, except to the extent of his pecuniary interest.

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

(9)                   Mr. Kichler, our director, was designated by OEP. Mr. Kichler is a managing director at OEP Holding, the general partner of OEP II General, the general partner of OEP II, and is a managing director of OEP Co-Investors and OEP II Partners GP. Amounts disclosed for Mr. Kichler are also included above in footnote 2. Mr. Kichler disclaims beneficial ownership of any shares beneficially owned by OEP, except to the extent of his pecuniary interest.

(10)            Mr. Elliott’s employment with NCO was terminated on December 31, 2011.

(11)            Effective June 2, 2011, Mr. Gindin resigned his position as co-trustee for: (i) 1,613 shares of Class L common stock and 3,975 shares of Class A common stock held in trust for the benefit of Mr. Barrist’s children and (ii) 819 shares of Class L common stock and 2,005 shares of Class A common stock held in trust for the benefit of members of Mr. Barrist’s family.

(12)            Mr. Leckerman’s employment with NCO was terminated on October 31, 2011.

(13)            Excludes 129,294 shares of Class L common stock and 2,560,206 shares of Class A common stock described in footnote 2.

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

The transactions described in “Item 11. Executive Compensation” under the heading “Compensation Committee Interlocks and Insider Participation” are incorporated herein by reference.

Transactions with Certain Clients

An affiliate of Citigroup is an investor in us, and Citigroup is a client of ours. For the year ended December 31, 2011, we received fees for providing services to Citigroup of $30.9 million. At December 31, 2011, we had accounts receivable of $1.0 million due from Citigroup.

Employment of Related Persons

We employed Brett Leckerman as a general manager of one of our collection units during 2011. Brett Leckerman is the son of Steven Leckerman, an executive officer of ours until October 2011. Brett Leckerman received salary, bonus, severance and auto allowance totaling $122,000 in 2011. We believe that the compensation paid to Brett Leckerman was comparable with compensation paid to other employees with similar levels of responsibility and years of service.

Independence of the Board of Directors

Because our common stock is not listed on any national securities exchange or inter-dealer quotation system, we are not required to comply with the listing standards of such exchanges or quotation systems that require that a majority of an issuer’s directors be independent.

In evaluating the independence of our directors, we use the definition of independence contained in the listing standards of The NASDAQ Stock Market LLC, referred to as Nasdaq. Though not formally considered by our Board given that our securities are not registered or traded on any national securities exchange, based upon the listing standards of Nasdaq, we believe that Mr. Kangas and Mr. Simon are independent.

Under applicable Nasdaq listing standards, a majority of the members of a company’s board of directors must qualify as “independent,” unless the company is a controlled company. A controlled company is a company in which more than 50 percent of the voting power is held by an individual, group or other company. We would qualify as a controlled company because OEP owns approximately 80.0 percent of our voting common stock, and, as such, would not be required to have a majority of the members of our Board be independent.

Our Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The current members of the Audit Committee are Messrs. Kangas, Barrist, Farmer, Kichler and Simon. The current members of the Compensation Committee are Messrs. Kangas, Barrist, Farmer and Kichler. The current members of the Nominating and Corporate Governance Committee are Messrs. Kangas, Barrist, Kichler, Briance and Simon. Though not formally considered by our Board given that our securities are not registered or traded on any national securities exchange, based upon the listing standards of Nasdaq, we believe that Messrs. Kangas and Simon are independent and Messrs. Barrist, Briance, Farmer and Kichler are not independent.

Item 14.         Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The aggregate fees for professional services rendered to us by PricewaterhouseCoopers LLP, our current independent registered public accounting firm, as of or for the years ended December 31, 2011 and 2010,  were as follows:

Services Rendered (1)	2011	2010
Audit fees	$2,368,500	$1,950,000
Audit-Related fees	$646,400	$371,000
Tax fees	$305,000	$185,000
All other fees	$8,100	$8,500

(1)   The aggregate fees included in Audit Fees are fees billed for the fiscal year.

The aggregate fees included in each of the other categories are fees billed in the fiscal year.

Audit Fees. The audit fees for 2011 and 2010 include fees for professional services rendered for the audit of the Company’s consolidated financial statements, review of the interim consolidated financial statements included in quarterly reports, and services that generally only the independent registered public accounting firm can reasonably provide, such as statutory audits, consents and assistance with and review of documents filed with the SEC.

Audit-Related Fees. The audit-related fees for 2011 and 2010 include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards. Audit-related fees for 2011 and 2010 include fees for SSAE 16/SAS 70 engagements and fees incurred in connection with various offerings and related matters.

Tax Fees. Tax fees for 2011 and 2010 include fees for services related to tax compliance, and tax planning and advice including tax assistance with tax audits. These services include assistance regarding federal and state tax compliance and advice, review of tax returns, and federal and state tax planning.

All Other Fees. All other fees for 2011 and 2010 represent annual fees for a subscription to PricewaterhouseCoopers’ proprietary research tool.

The Audit Committee has considered and determined that the services provided by PricewaterhouseCoopers LLP are compatible with PricewaterhouseCoopers LLP maintaining its independence.

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by PricewaterhouseCoopers LLP. The policy provides for pre-approval by the Audit Committee, or the Chairman of the Audit Committee, of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before PricewaterhouseCoopers LLP is engaged to perform it. The Audit Committee pre-approved all of the audit and non-audit services provided to the Company by PricewaterhouseCoopers LLP in 2011 and 2010.

PART IV

Item 15.         Exhibits and Financial Statement Schedules.

1.     List of Consolidated Financial Statements. The consolidated financial statements and the accompanying notes of NCO Group, Inc., have been included in this Report on Form 10-K beginning on page F-1:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010.

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

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

2.1

Agreement and Plan of Merger, dated as of July 21, 2006, by and among Collect Holdings, Inc., Collect Acquisition Corp. and NCO Group, Inc. (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K filed on July 25, 2006 (000-21639)) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

2.2

Agreement and Plan of Merger, dated as of February 27, 2007, by and between NCO Group, Inc. and Collect Holdings, Inc. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

2.3

Agreement and Plan of Merger by and among Outsourcing Solutions Inc., NCO Group, Inc. and NCO Acquisition Sub, Inc. dated as of December 11, 2007 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (333-144067), filed on March 31, 2008)

2.4

Agreement and Plan of Merger by and among NCO Group, Inc., Systems & Services Technologies Merger Corp., System & Services Technologies, Inc. and JPMorgan Chase Bank, National Association dated as of August 27, 2007 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (333-144067) filed on May 13, 2008)

2.5

Amendment No. 1 dated as of December 12, 2007 to the Agreement and Plan of Merger by and among NCO Group, Inc., System & Services Technologies Merger Corp., System & Services Technologies, Inc, and JPMorgan Chase Bank, National Association (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (333-144067) filed on May 13, 2008)

2.6

Agreement and Plan of Merger, dated as of March 28, 2012, by and among the Company, EGS Holdings, Inc., Expert Global Solutions, LLC and NCO Merger Sub, Inc. (conformed copy) (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (333-144067), filed on April 2, 2012)

3.1

Second Amended and Restated Certificate of Incorporation of NCO Group, Inc., as amended (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (333-144067), filed on March 31, 2009.

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

4.5	Second Supplemental Indenture, dated as of February 27, 2007, among NCO Group, Inc.

Exhibit No.	Description

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

4.17	Registration Rights Agreement, dated as of November 15, 2006, among Collect Holdings,

Exhibit No.	Description

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

4.21

Form of Exchange 11.875% Senior Subordinated Note due 2014 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4/A (333-144067) filed on July 13, 2007)

4.22

Fifth Supplemental Indenture, dated as of February 29, 2008, among NCO Group, Inc., the New Guarantors (as defined therein), and The Bank of New York, as Trustee, with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 (333-150885) filed on May 13, 2008)

4.23

Fifth Supplemental Indenture, dated as of February 29, 2008, among NCO Group, Inc., the New Guarantors (as defined therein), and The Bank of New York, as Trustee, with respect to the 11.875% Senior Subordinated Notes due 2014 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 (333-150885) filed on May 13, 2008)

4.24

Sixth Supplemental Indenture, dated as of March 25, 2009, among NCO Group, Inc., the New Guarantor (as defined therein), and The Bank of New York Mellon, as successor to The Bank of New York, as Trustee, with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 (333-158745) filed on April 24, 2009)

4.25

Sixth Supplemental Indenture, dated as of March 25, 2009, among NCO Group, Inc., the New Guarantor (as defined therein), and The Bank of New York Mellon, as successor to The Bank of New York, as Trustee, with respect to the 11.875% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 (333-158745) filed on April 24, 2009)

4.26

Seventh Supplemental Indenture, dated as of March 24, 2010, among NCO Group, Inc., the New Guarantors (as defined therein), and The Bank of New York Mellon, as Trustee, with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 filed on April 9, 2010 (333-165975))

4.27

Seventh Supplemental Indenture, dated as of March 24, 2010, among NCO Group, Inc., the New Guarantors (as defined therein), and The Bank of New York Mellon, as Trustee, with respect to the 11.875% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 filed on April 9, 2010 (333-165975))

4.28

Eighth Supplemental Indenture, dated as of March 28, 2012, by the Company and The Bank of New York Mellon, as trustee, related to the 11.875% Senior Subordinated Notes due 2014 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (333-144067), filed on April 2, 2012)

4.29

Eighth Supplemental Indenture, dated as of March 28, 2012, by the Company and The Bank of New York Mellon, as trustee, related to the Floating Rate Senior Notes due 2013 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (333-144067), filed on April 2, 2012)

Exhibit No.	Description
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

*10.5	NCO Group, Inc. Amended and Restated Restricted Share Plan (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 (333-150885) filed on May 13, 2008)

*10.6

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
10.12

Management Agreement, dated as of November 15, 2006, between One Equity Partners II, L.P. and Collect Holdings, Inc. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

10.13

Rollover Agreement, dated as of July 21, 2006, between Collect Holdings, Inc. and Michael Barrist (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits).

10.14

Joinder and Amendment to Rollover Agreement, dated November 15, 2006, among Michael Barrist, Michael and Natalie Barrist Trust, Annette H. Barrist and the Annette H. Barrist Trust (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

*10.15	Executive Deferred Compensation Plan Basic Document (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (000-21639) filed on January 6, 2005)

*10.16	Executive Deferred Compensation Plan Adoption Agreement (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (000-21639) filed on January 6, 2005)

*10.17	Rabbi Trust Agreement with Putnam Fiduciary Trust Company (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (000-21639) filed on January 6, 2005)

10.18

Fee Letter Agreement, dated November 15, 2006, between One Equity Partners II, L.P., Collect Holdings, Inc. and Collect Acquisition Corp. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

10.19

Stock Subscription Agreement, dated as of November 14, 2006, by and among Collect Holdings, Inc., One Equity Partners II, L.P., OEP II Co-Investors, L.P. and OEP II Partners Co-Invest, L.P. and several other individuals and entities listed on the signature page (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits)

10.20

Stock Subscription Agreement, dated as of November 15, 2006, by and among Collect Holdings, Inc. and the several individuals listed on the signature page (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits)

10.21

First Amended Credit Agreement dated as of February 8, 2008 by and among NCO Group, Inc., NCO Financial Systems, Inc., certain guarantors, Citizens Bank of Pennsylvania, and RBS Securities Corporation d/b/a RBS Greenwich Capital, as lead arranger and bookrunner, and the Lenders (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (333-144067), filed on March 31, 2008)

10.22

Security Agreement Supplement dated as of February 29, 2008 made by NCO Group, Inc., NCO Financial Systems, Inc., the Subsidiary Guarantors and the Other Grantors identified therein to Citizens Bank of Pennsylvania, as the Collateral Agent and Administrative Agent (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (333-144067), filed on March 31, 2008) ( NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

Exhibit No.	Description
10.23

Intellectual Property Security Agreement, dated February 29, 2008, made by the persons listed on the signature pages in favor of Citizens Bank of Pennsylvania, as the Collateral Agent (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (333-144067), filed on March 31, 2008) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

10.24

Subscription Agreement dated as of February 27, 2008 by and among NCO Group, Inc., One Equity Partners II, L.P., OEP II Co-Investors, OEP II Partners Co-Invest L.P. and several other individuals and entities listed on the signature pages thereto (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (333-144067), filed on March 31, 2008)

10.25

Subscription Agreement dated as of December 8, 2008 by and among NCO Group, Inc., One Equity Partners II, L.P., OEP II Co-Investors, L.P., OEP II Partners Co-Invest, L.P. and several other individuals and entities listed on the signature pages thereto (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (333-144067) filed on December 12, 2008)

10.26

Second Amendment to Credit Agreement dated as of March 25, 2009 by and among NCO Group, Inc., NCO Financial Systems, Inc., certain guarantors under the Credit Agreement, Citizens Bank of Pennsylvania as the administrative agent, Citizens Bank of Pennsylvania as sole issuing bank and certain lenders (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (333-144067) filed on March 26, 2009)

10.27

Subscription Agreement dated as of March 25, 2009 by and among NCO Group, Inc., One Equity Partners II, L.P., OEP II Co-Investors, L.P., OEP II Partners Co-Invest, L.P. and several other individuals and entities listed on the signature pages thereto (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (333-144067) filed on March 26, 2009)

10.28

Third Amendment to Credit Agreement dated as of March 31, 2010 by and among NCO Group, Inc., NCO Financial Systems, Inc., certain guarantors under the Credit Agreement, Citizens Bank of Pennsylvania as the administrative agent, Citizens Bank of Pennsylvania as sole issuing bank and certain lenders (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (333-144067) filed on March 31, 2010)

*10.29

First Amendment to Employment Agreement, dated as of September 23, 2010, between NCO Group, Inc. and Michael J. Barrist (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (333-144067) filed on March 24, 2011)

*10.30	First Amendment to Employment Agreement, dated as of September 27, 2010, between NCO Group, Inc. and Stephen W. Elliott

*10.31	First Amendment to Employment Agreement, dated as of September 27, 2010, between NCO Group, Inc. and Joshua Gindin

*10.32	First Amendment to Employment Agreement, dated as of September 28, 2010, between NCO Group, Inc. and Steven Leckerman

*10.33	First Amendment to Employment Agreement, dated as of September 27, 2010, between NCO Group, Inc. and John R. Schwab

*10.34

Employment Agreement, dated as of March 18, 2011, between NCO Group, Inc. and Ronald A. Rittenmeyer (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (333-144067) filed on March 24, 2011)

10.35

Fourth Amendment to Credit Agreement dated as of March 25, 2011 by and among NCO Group, Inc., NCO Financial Systems, Inc., certain guarantors under the Credit Agreement, Citizens Bank of Pennsylvania as the administrative agent, Citizens Bank of Pennsylvania as sole issuing bank and certain lenders (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (333-144067) filed on March 31, 2011)

Exhibit No.	Description
10.36

Director Agreement between NCO Group, Inc. and Mr. Marc Simon, dated September 30, 2011 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (333-173514) filed on October 6, 2011)

10.37

Restrictive Covenant Agreement between NCO Group, Inc. and Mr. Marc Simon, dated September 30, 2011 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (333-173514) filed on October 6, 2011)

10.38	Amendment to Employment Agreement, dated as of March 16, 2012, between NCO Group, Inc. and Ronald A. Rittenmeyer

12	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) promulgated under the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) promulgated under the Exchange Act

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 30, 2011, filed with the Securities and Exchange Commission on April 6, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPERT GLOBAL SOLUTIONS, INC. (F/K/A NCO GROUP, INC.)
Date: April 6, 2012	By:	/s/ Ronald A. Rittenmeyer
Ronald A. Rittenmeyer,
President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s/ Ronald A. Rittenmeyer	President and Chief Executive Officer (Principal Executive Officer)	April 6, 2012
Ronald A. Rittenmeyer

/s/ Thomas Erhardt	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 6, 2012
Thomas Erhardt

/s/ Michael J. Barrist	Chairman of the Board	April 6, 2012
Michael J. Barrist

/s/ Henry H. Briance	Director	April 6, 2012
Henry H. Briance

/s/ Colin M. Farmer	Director	April 6, 2012
Colin M. Farmer

/s/ Edward A. Kangas	Director	April 6, 2012
Edward A. Kangas

/s/ Thomas J. Kichler	Director	April 6, 2012
Thomas J. Kichler

/s/ Marc Simon	Director	April 6, 2012
Marc Simon

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Expert Global Solutions, Inc. (f/k/a NCO Group, Inc.):

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows present fairly, in all material respects, the financial position of NCO Group, Inc and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011  in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Philadelphia, PA
April 6, 2012

NCO GROUP, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

	December 31,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents (includes cash and cash equivalents of consolidated variable interest entities: 2011, $359; 2010, $357)	$17,723	$33,077
Accounts receivable, trade, net of allowance for doubtful accounts of $5,194 and $5,796, respectively	184,727	171,350
Deferred income taxes	5,514	9,084
Prepaid expenses and other current assets (includes purchased accounts receivable of consolidated variable interest entities: 2011, $ - ; 2010, $8,307)	57,950	81,221
Total current assets	265,914	294,732

Funds held on behalf of clients (note 8)

Property and equipment, net	94,454	99,089

Other assets:
Goodwill	309,978	480,757
Trade names, net of accumulated amortization	75,471	83,508
Customer relationships and other intangible assets, net of accumulated amortization	135,297	195,071
Deferred income taxes	7,434	4,249
Other assets (includes purchased accounts receivable of consolidated variable interest entities: 2011, $ - ; 2010, $13,973)	28,129	80,307
Total other assets	556,309	843,892
Total assets	$916,677	$1,237,713

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Long-term debt, current portion	$7,219	$22,124
Income taxes payable	2,964	4,662
Accounts payable	14,420	19,787
Accrued expenses (includes accrued expenses of consolidated variable interest entities: 2011, $5 ; 2010, $666)	84,427	91,280
Accrued compensation and related expenses	42,841	36,578
Deferred revenue, current portion	30,850	31,299
Deferred income taxes	1,807	1,158
Total current liabilities	184,528	206,888

Funds held on behalf of clients (note 8)

Long-term liabilities:
Long-term debt, net of current portion	858,377	867,229
Deferred income taxes (includes deferred income taxes of consolidated variable interest entities: 2011, $ - ; 2010, $2,135)	33,342	45,763
Deferred revenue, net of current portion	715	696
Other long-term liabilities	34,664	30,211

Commitments and contingencies (note 19)

Stockholders’ (deficit) equity:
Preferred stock, par value $0.01 per share, 7,500 shares authorized, 4,182 and 3,626 shares issued and outstanding, respectively	42	36
Class L common stock, par value $0.01 per share, 800 shares authorized, 533 and 400 shares issued and outstanding, respectively	5	4
Class A common stock, par value $0.01 per share, 4,500 shares authorized, 2,961 shares issued and outstanding	30	30
Additional paid-in capital	763,257	764,535
Accumulated other comprehensive income	5,583	5,043
Accumulated deficit	(967,635)	(689,242)
Total NCO Group, Inc. stockholders’ (deficit) equity	(198,718)	80,406
Noncontrolling interests	3,769	6,520
Total stockholders’ (deficit) equity	(194,949)	86,926
Total liabilities and stockholders’ (deficit) equity	$916,677	$1,237,713

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Operations

(Amounts in thousands)

	For the Years Ended December 31,
	2011	2010	2009

Revenues	$1,216,346	$1,229,464	$1,402,735
Reimbursable costs and fees	325,363	343,101	126,992
Total revenues	1,541,709	1,572,565	1,529,727

Operating costs and expenses:
Payroll and related expenses	695,892	692,919	767,251
Selling, general and administrative expenses	380,324	406,905	468,125
Reimbursable costs and fees	325,363	343,101	126,992
Depreciation and amortization expense	102,999	108,743	117,211
Impairment of intangible assets	183,777	57,015	24,754
Restructuring charges	28,713	17,068	10,009
Total operating costs and expenses	1,717,068	1,625,751	1,514,342

(Loss) income from continuing operations	(175,359)	(53,186)	15,385

Other income (expense):
Interest and investment income	798	874	1,364
Interest expense	(85,129)	(88,087)	(97,417)
Other income, net	1,738	2,455	6,936
Total other income (expense)	(82,593)	(84,758)	(89,117)
Loss from continuing operations before income taxes	(257,952)	(137,944)	(73,732)

Income tax (benefit) expense	(9,358)	6,625	(1,509)

Net loss from continuing operations	(248,594)	(144,569)	(72,223)

Discontinued operations (note 5):
Loss from operations of discontinued business	(32,443)	(10,897)	(15,576)
Income tax expense	685	247	343
Net loss from discontinued operations	(33,128)	(11,144)	(15,919)

Net loss	(281,722)	(155,713)	(88,142)

Less: Net loss attributable to noncontrolling interests	(3,329)	(713)	(3,921)

Net loss attributable to NCO Group, Inc.	$(278,393)	$(155,000)	$(84,221)

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Amounts in thousands)

					Accumulated		Total
		Class L	Class A	Additional	Other		NCO Group, Inc.		Total	Total
	Preferred	Common	Common	Paid-in	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Stockholders’	Comprehensive
	Stock	Stock	Stock	Capital	Income (Loss)	Deficit	(Deficit) Equity	Interests	(Deficit) Equity	Income (Loss)

Balance, January 1, 2009	$26	$4	$29	$720,955	$(10,007)	$(450,021)	$260,986	$22,803	$283,789

Issuance of stock, net	1	—	—	39,664	—	—	39,665	—	39,665
Deemed investment by JPM for SST acquisition	—	—	—	2,161	—	—	2,161	—	2,161
Preferred stock dividends	4	—	—	(4)	—	—	—	—	—
Stock-based compensation	—	—	1	1,052	—	—	1,053	—	1,053
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(7,432)	(7,432)
Comprehensive income (loss), net of tax:
Net loss	—	—	—	—	—	(84,221)	(84,221)	(3,921)	(88,142)	$(88,142)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	4,656	—	4,656	—	4,656	4,656
Change in fair value of cash flow hedges, net of taxes of $410	—	—	—	—	(719)	—	(719)	—	(719)	(719)
Net losses on cash flow hedges reclassified into earnings, net of taxes of $3,147	—	—	—	—	5,519	—	5,519	—	5,519	5,519
Total comprehensive loss										(78,686)
Less: comprehensive loss attributable to noncontrolling interests										3,921
Comprehensive loss attributable to NCO Group, Inc.										$(74,765)

Balance, December 31, 2009	31	4	30	763,828	(551)	(534,242)	229,100	11,450	240,550

Preferred stock dividends	5	—	—	(5)	—	—	—	—	—
Stock-based compensation	—	—	—	712	—	—	712	—	712
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,733)	(4,733)
Investment in subsidiary by noncontrolling interests	—	—	—	—	—	—	—	516	516
Comprehensive income (loss), net of tax:
Net loss	—	—	—	—	—	(155,000)	(155,000)	(713)	(155,713)	$(155,713)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	2,389	—	2,389	—	2,389	2,389
Net losses on cash flow hedges reclassified into earnings, net of taxes of $1,828	—	—	—	—	3,205	—	3,205	—	3,205	3,205
Total comprehensive loss										(150,119)
Less: comprehensive loss attributable to noncontrolling interests										713
Comprehensive loss attributable to NCO Group, Inc.										$(149,406)

Balance, December 31, 2010	36	4	30	764,535	5,043	(689,242)	80,406	6,520	86,926

Issuance of stock for Protocol acquisition	—	1	—	1,863			1,864	—	1,864
Preferred stock dividends	6	—	—	(6)	—	—	—	—	—
Stock-based compensation	—	—	—	386	—	—	386	—	386
Purchase of shares from noncontrolling interests				(3,521)			(3,521)	3,521	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,943)	(2,943)
Comprehensive income (loss), net of tax:
Net loss	—	—	—	—	—	(278,393)	(278,393)	(3,329)	(281,722)	$(281,722)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	152	—	152	—	152	152
Net losses on cash flow hedges reclassified into earnings, net of taxes of $221	—	—	—	—	388	—	388	—	388	388
Total comprehensive loss										(281,182)
Less: comprehensive loss attributable to noncontrolling interests										3,329
Comprehensive loss attributable to NCO Group, Inc.										$(277,853)

Balance, December 31, 2011	$42	$5	$30	$763,257	$5,583	$(967,635)	$(198,718)	$3,769	$(194,949)

See accompaying notes.

NCO GROUP, INC

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net loss	$(281,722)	$(155,713)	$(88,142)
Less: Net loss from discontinued operations	(33,128)	(11,144)	(15,919)
Net loss from continuing operations	(248,594)	(144,569)	(72,223)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	102,999	108,743	117,211
Impairment of intangible assets	183,777	57,015	24,754
Provision for doubtful accounts	1,394	1,813	2,797
Noncash interest	8,580	7,176	3,179
Noncash net (gains) losses on derivative instruments	(135)	(601)	43
Deferred income taxes	(1,615)	2,104	(9,314)
Other	8,959	5,044	8,350
Changes in operating assets and liabilities:
Accounts receivable, trade	(2,007)	5,635	43,863
Accounts payable and accrued expenses	(9,575)	(15,603)	(29,683)
Income taxes payable	(1,875)	920	(307)
Other assets and liabilities	(2,230)	11,287	522
Net cash provided by operating activities of continuing operations	39,678	38,964	89,192
Net cash (used in) provided by operating activities of discontinued operations	(17,035)	4,160	9,282
Net cash provided by operating activities	22,643	43,124	98,474

Cash flows from investing activities:
Purchases of accounts receivable	(2,269)	(1,733)	(2,413)
Collections applied to principal of purchased accounts receivable	6,011	8,142	12,910
Proceeds from sales of purchased accounts receivable	—	—	21
Purchases of property and equipment	(30,500)	(24,313)	(31,767)
Cash received from sale of business	—	—	20,000
Net cash (paid) received related to acquisitions	(20,827)	(1,600)	704
Other	859	1,402	136
Net cash used in investing activities of continuing operations	(46,726)	(18,102)	(409)
Net cash provided by investing activities of discontinued operations	37,670	40,446	17,123
Net cash (used in) provided by investing activities	(9,056)	22,344	16,714

Cash flows from financing activities:
Repayment of notes payable	(681)	(4,689)	(7,364)
Net borrowings under (repayments of) revolving credit facility	29,000	(7,000)	(64,500)
Repayment of borrowings under senior term loan	(50,273)	(42,039)	(39,345)
Payment of fees related to debt	(2,877)	(2,758)	(2,477)
Return of investment in subsidiary to noncontrolling interests	(247)	(270)	(189)
Issuance of stock, net	—	—	39,667
Payment of deemed dividend to JPM	—	—	(8,049)
Net cash used in financing activities of continuing operations	(25,078)	(56,756)	(82,257)
Net cash used in financing activities of discontinued operations	(4,022)	(14,633)	(24,896)
Net cash used in financing activities	(29,100)	(71,389)	(107,153)

Effect of exchange rate on cash	159	(223)	1,306

Net (decrease) increase in cash and cash equivalents	(15,354)	(6,144)	9,341

Cash and cash equivalents at beginning of the period	33,077	39,221	29,880

Cash and cash equivalents at end of the period	$17,723	$33,077	$39,221

See accompanying notes.

NCO GROUP, INC.

Notes to Consolidated Financial Statements

1.          Nature of Operations and Basis of Presentation:

Expert Global Solutions, Inc. (f/k/a NCO Group, Inc.) is a holding company and conducts substantially all of its business operations through its subsidiaries (collectively, the “Company” or “NCO”). NCO is an international provider of business process outsourcing solutions, primarily focused on accounts receivable management (“ARM”) and customer relationship management (“CRM”). NCO provides services through over 100 offices throughout North America, Asia, Europe and Australia. The Company provides services to more than 14,000 active clients, including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, retail and commercial, utilities, education and government, transportation/logistics services and technology. These clients are primarily located throughout North America, Asia, Europe and Australia. The Company’s largest client during the year ended December 31, 2011, was in the telecommunications sector and represented 8.0 percent of the Company’s consolidated revenue excluding reimbursable costs and fees for the year ended December 31, 2011.

On April 3, 2012, the Company consummated a series of related transactions, (the “Merger Transactions”) pursuant to which the businesses of NCO and APAC Customer Services, Inc. (“APAC”) were combined, NCO’s new indirect holding company was recapitalized and the Company engaged in certain refinancing transactions that resulted in the repayment of its existing senior credit facility and its outstanding $165.0 million of floating rate senior notes and $200.0 million of 11.875 percent senior subordinated notes and the replacement of such indebtedness with new indebtedness consisting of (a) a $795 million senior secured first lien credit facility, comprised of a term loan of $675 million that matures in 2018 and a revolving credit line of $120 million that matures in 2017 (the “First Lien Facility”), and (b) a $200 million secured second lien credit facility that matures in 2018 (the “Second Lien Facility” and, collectively with the First Lien Facility, the “New Facilities”).

Pursuant to an agreement and plan of merger, we became an indirect wholly-owned subsidiary of EGS Holdings, Inc. Pursuant to the merger, our existing stockholders received, as merger consideration, newly issued shares of EGS Holdings, Inc. in exchange for their issued and outstanding shares of NCO immediately prior to the merger. The exact amount of shares of EGS Holdings, Inc. capital stock received by each holder of NCO Group, Inc. capital stock was dependent upon the base amount and unpaid yield of the issued and outstanding shares of NCO Group, Inc. capital stock held by such stockholders immediately prior to the effective time of the merger. Concurrently with the consummation of the merger, the businesses of NCO and APAC were combined through a series of related reorganization transactions and EGS Holdings, Inc. was recapitalized and NCO and EGS Holdings, Inc. consummated certain refinancing transactions that resulted in the repayment in full of all of NCO’s and APAC’s then outstanding indebtedness and the replacement of such indebtedness with new indebtedness. In connection with the Merger Transactions, all of the Company’s Class A Common Stock issued and outstanding immediately prior to the merger, including shares of restricted stock, were cancelled in the merger and no consideration was paid therefor. Upon the consummation of the merger, NCO’s name was changed to Expert Global Solutions, Inc. As a result of the merger, APAC became an indirect wholly-owned subsidiary of ours through a contribution of APAC’s equity by our parent company.

Historically, the Company’s Portfolio Management (“Portfolio Management”) business had also purchased and collected past due consumer accounts receivable from consumer creditors. Beginning in 2009, the Company significantly reduced its purchases of accounts receivable and made a decision to minimize further investments in the future. This decision resulted from declines in liquidation rates, competition for purchased accounts receivable and the continued uncertainty of collectability, as well as potential regulatory changes affecting the purchased accounts receivable business.

In April and August 2011, Portfolio Management sold substantially all of its portfolios of purchased accounts receivable. Subsequent to the August sale, which constituted a significant portion of the Company’s remaining purchased accounts receivable portfolio, the results of the Portfolio Management business have been presented as discontinued operations on the consolidated statements of operations and cash flows, and prior periods have been restated. The remaining portfolios of purchased accounts receivable are not significant and are now included as part of the ARM segment (note 5).

The Company’s business consists of two operating segments: ARM and CRM.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

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

The Company had investments in VIEs that purchased portfolios of purchased accounts receivable. Based on the Company’s significant participation in the VIEs’ profits or losses and its ability to direct the activities of the VIEs, the Company consolidated these VIEs as it was considered the primary beneficiary. The aggregate assets of the VIEs, that could only be used to settle obligations of the VIEs, and liabilities of the VIEs, for which beneficial interest holders did not have recourse to the Company’s general credit, are presented on the consolidated balance sheets. Following the sale of substantially all of Portfolio Management’s portfolios of purchased accounts receivable, the Company no longer has any material investments in VIEs.

Revenue Recognition:

Services:

ARM contingency fee revenue is recognized upon collection of funds by NCO or its client. Fees for ARM contractual services are recognized as services are performed and earned under service arrangements with clients where fees are fixed or determinable and collectibility is reasonably assured

CRM revenue is recognized based on the billable hours of each representative as defined in the client contract. The rate per billable hour charged is based on a predetermined contractual rate. The contractual rate can fluctuate based on certain pre-determined objective performance criteria related to quality and performance, reduced by any contractual performance penalties the client may be entitled to, both as measured on a monthly basis. The impact of the performance criteria and penalties on the rate per billable hour is continually updated as revenue is recognized.

Under CRM performance-based arrangements, the Company is paid by its customers based on achievement of certain levels of sales or other client-determined criteria. The Company recognizes performance-based revenue by measuring its actual results against the performance criteria specified in the contracts.

Deferred revenue primarily relates to prepaid fees for ARM collection and letter services for which revenue is recognized when the services are provided or the time period for which the Company is obligated to provide the services has expired. The following summarizes the changes in the balance of deferred revenue (amounts in thousands):

	For the Year Ended December 31,
	2011	2010
Balance at beginning of period	$31,995	$40,675
Additions	40,363	34,793
Revenue recognized	(40,801)	(43,528)
Foreign currency translation adjustment	8	55
Balance at end of period	$31,565	$31,995

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.              Accounting Policies (continued):

Revenue Recognition (continued):

Reimbursable Costs and Fees:

Reimbursable costs and fees consist of court costs, legal fees and repossession fees, representing out-of-pocket expenses that are reimbursed by the Company’s clients. Reimbursable costs and fees are recorded as both revenue and operating expenses on the consolidated statement of operations.

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

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. These financial instruments potentially subject the Company to concentrations of credit risk. The Company minimizes this risk by dealing with major financial institutions. The Company maintains deposit accounts with major financial institutions, and, at times, such deposits may exceed FDIC insurance limits.

Property and Equipment:

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful life of each class of assets using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized. When property is sold or retired, the cost and related accumulated depreciation are removed from the balance sheet, and any gain or loss on the transaction is included in the consolidated statement of operations. Certain expenditures for software that is purchased or internally developed for use by the Company are capitalized in accordance with authoritative guidance and amortized using the straight-line method over a period of five years.

Long-Lived Assets:

The Company evaluates the net realizable value of long-lived assets, including property and equipment, internal use software, and certain identifiable definite-lived intangible assets, for impairment, based on the estimated undiscounted future cash flows, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.              Accounting Policies (continued):

Goodwill and Other Intangible Assets:

Goodwill represents the excess of purchase price over the fair market value of net assets acquired, based on their respective fair values at the date of acquisition. Goodwill is tested for impairment each year, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill impairment test is performed at the reporting unit level and involves a two-step approach, the first step identifies any potential impairment and the second step measures the amount of impairment, if applicable. The first test for potential impairment compares the fair value of a reporting unit’s goodwill to its carrying amount; if the fair value is less than the carrying amount, the reporting unit’s goodwill would be considered impaired and the second step would be performed. The second step measures the amount of impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value. Fair value estimates are based upon a combination of the market approach and income approach.

Trade names include the NCO trade name, representing the fair value of the NCO name, which is an indefinite-lived intangible asset and therefore not subject to amortization. Similar to goodwill, the NCO trade name is reviewed at least annually for impairment. Trade names also include certain trade names acquired in connection with the acquisition of Outsourcing Solutions, Inc. (“OSI”). The OSI trade names are not considered to have indefinite lives and therefore are subject to amortization. The OSI trade names are amortized using the straight-line method over a period of five years.

Other intangible assets consist primarily of customer relationships and non-compete agreements, which are amortized over a range of five to seven years using the straight-line method (note 10).

Deferred Financing Fees:

Deferred financing fees relate to debt issuance costs incurred, which are capitalized and amortized to interest expense over the term of the related debt using the effective interest method.

Income Taxes:

Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries because such amounts are expected to be reinvested indefinitely.

The Company accounts for uncertain tax positions in accordance with authoritative guidance, which requires that the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position, be recognized in the financial statements. The Company applies a more likely than not threshold to the recognition of uncertain tax positions.  The Company recognizes the amount of a tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. Change in judgment related to the expected ultimate resolution of uncertain tax positions are recognized in earnings in the quarter of such change. The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured represents an unrecognized tax benefit. An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.              Accounting Policies (continued):

Foreign Currency Translation:

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency for that subsidiary. The assets and liabilities of these foreign subsidiaries have been translated using the current exchange rates, and the income and expenses have been translated using rates consistent with average historical exchange rates. The adjustments resulting from translation have been recorded separately in stockholders’ equity as other comprehensive income (loss) and are not included in determining consolidated net loss. As of December 31, 2011 and 2010, accumulated other comprehensive income included $5.6 million and $5.4 million of cumulative income, respectively, from foreign currency translation.

Derivative Financial Instruments:

The Company selectively uses derivative financial instruments to manage interest costs and minimize currency exchange risk. The Company does not hold derivatives for trading purposes. While these derivative financial instruments are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged. The Company minimizes the risk of credit loss by entering into these agreements with major financial institutions. The Company recognizes all of their derivative instruments as either assets or liabilities in the balance sheet at fair value.

The Company is exposed to foreign currency fluctuations relating to its operations in foreign countries. In order to partially hedge cash flow exposure, the Company may periodically enter into forward exchange contracts in order to minimize the impact of currency fluctuations on transactions and cash flows. The forward exchange contracts are recorded at their fair value on the accompanying balance sheets and may be designated as cash flow hedges. If the forward exchange contracts are designated as cash flow hedges, changes in the fair value, to the extent that the hedge was effective, are recorded, net of tax, in other comprehensive income (loss), until earnings are affected by the variability of the hedged cash flows.

Cash flow hedge ineffectiveness, defined as the extent that the changes in fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded in the consolidated statement of operations. If the forward exchange contracts are not designated as cash flow hedges, changes in their estimated fair value are recorded in other income, net in the consolidated statement of operations (note 16).

The Company is also exposed to interest rate fluctuations relating to its floating rate long-term debt. To manage this interest rate risk, from time to time the Company enters into interest rate swap agreements. The interest rate swap agreements may be designated as cash flow hedges and are recorded at their fair value on the accompanying balance sheets. Changes in the fair value of a cash flow hedge, to the extent that the hedge is effective, are recorded, net of tax, in other comprehensive income (loss), until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness, defined as the extent that the changes in fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded in the statement of operations. If the interest rate swap agreements are not designated as cash flow hedges, changes in their estimated fair value are recorded in interest expense in the consolidated statement of operations (note 16).

Allowance for Doubtful Accounts:

Allowances for doubtful accounts are determined based on estimates of losses related to customer receivable balances. In establishing the appropriate provision for customer receivables balances, the Company makes assumptions with respect to their future collectibility. The Company’s assumptions are based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivable balances. If the estimate is not sufficient to cover actual losses, the Company would be required to take additional charges to its earnings.

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

The application of the authoritative guidance for business combinations requires the measurement of fair values of purchased assets and liabilities of an acquired entity. In connection with business combinations accounted for as a purchase, management makes additional estimates and assumptions in determining fair value that affect amounts reported in the financial statements and accompanying notes.

Prior Period Revision:

The Company has revised its consolidated statement of cash flows for the year ended December 31, 2010 to correct errors relating to the presentation of the Company’s Portfolio Management business as a discontinued operation and has concluded that such revisions were not material to previously issued consolidated financial statements for the year ended December 31, 2010.

The following summarizes the impact of this revision on the consolidated statement of cash flows for the year ended December 31, 2010 (amounts in thousands):

	As Previously Reported	Revisions	As Revised
Net loss from discontinued operations	$(11,139)	$(5)	$(11,144)
Net loss from continuing operations	$(144,574)	$5	$(144,569)
Noncash interest	$8,073	$(897)	$7,176
Other	$9,322	$(4,278)	$5,044
Net cash provided by operating activities of continuing operations	$44,134	$(5,170)	$38,964
Net cash used in operating activities of discontinued operations	$(1,010)	$5,170	$4,160

Purchases of accounts receivable	$(3,063)	$1,330	$(1,733)
Collections applied to principal of purchased accounts receivable	$15,692	$(7,550)	$8,142
Proceeds from sales of purchased accounts receivable	$3,056	$(3,056)	$—
Net cash used in investing activities of continuing operations	$(8,826)	$(9,276)	$(18,102)
Net cash provided by investing activities of discontinued operations	$31,170	$9,276	$40,446

Repayment of notes payable	$(6,491)	$1,802	$(4,689)
Return of investment in subsidiary to noncontrolling interest holders	$(1,290)	$1,020	$(270)
Net cash used in financing activities of continuing operations	$(59,578)	$2,822	$(56,756)
Net cash used in financing activities of discontinued operations	$(11,811)	$(2,822)	$(14,633)

The revisions to the consolidated statement of cash flows had no impact to the Company’s consolidated statement of operations or consolidated balance sheet for the year ended December 31, 2010.

3.              Restructuring Charges:

The Company has several restructuring plans under which it has recorded restructuring charges during 2009, 2010 and 2011, primarily in conjunction with streamlining the cost structure of the Company’s operations. These charges related to the elimination of certain redundant facilities, severance costs and other costs, which primarily relate to professional fees incurred in connection with a strategic review of the Company’s operations undertaken in 2011. The severance accrual recorded during 2011 included approximately $3.4 million related to termination benefits provided to the Company’s former President and Chief Executive Officer, who remains as the Company’s Chairman of the Board of Directors. The Company currently expects to pay the remaining severance balance through 2014 and the remaining lease balance through 2016.

The following presents the activity in the accruals recorded for restructuring charges, which includes amounts classified as discontinued operations (amounts in thousands):

	Leases	Severance	Other	Total
Balance at January 1, 2010	$8,562	$2,997	$—	$11,559
Accruals	14,992	3,280	—	18,272
Cash payments	(8,042)	(4,722)	—	(12,764)
Property and equipment write-offs	(3,084)	—	—	(3,084)
Balance at December 31, 2010	12,428	1,555	—	13,983
Accruals	11,925	12,083	3,996	28,004
Cash payments	(10,326)	(4,984)	(3,842)	(19,152)
Property and equipment write-offs	(301)	—	—	(301)
Balance at December 31, 2011	$13,726	$8,654	$154	$22,534

4.              Business Combinations/Disposals:

On May 19, 2011, the Company acquired substantially all of the assets of Protocol Direct Marketing, Inc. and certain related entities (“Protocol”), a provider of business process outsourcing (“BPO”) service solutions specializing in contact center services, for approximately $20.8 million in cash, subject to certain post-closing adjustments, and the issuance of 9,812 shares of Series B-2 19 percent Preferred Stock and 132,823 shares of Class L Common Stock. Based on preliminary estimates, the Company valued the stock issuance at $1.9 million, allocated $4.5 million of the purchase price to customer relationships, with an estimated useful life of five years, and recorded goodwill of $5.6 million, which is deductible for tax purposes, in the CRM segment. As a result of the acquisition, the Company expects to enhance its CRM market penetration and capabilities, and to expand its current customer base.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

4.              Business Combinations/Disposals (continued):

In October 2009, the Company sold its print and mail business, from the ARM segment, for approximately $18.7 million in cash. The net proceeds from the sale were used to pay down the Company’s senior term loan. In connection with the sale, during the year ended December 31, 2009, the Company recorded a gain of approximately $4.4 million, which is included in other income, net on the consolidated statement of operations, and a $2.2 million deferred gain, which is amortized into earnings over the life of the ten-year servicing arrangement entered into with the buyer in connection with the disposal.

On August 31, 2009, the Company acquired TSYS Total Debt Management, Inc. (“TDM”), a provider of accounts receivable management legal network solutions, for $4.5 million in cash which included $1.3 million of acquired cash. The Company allocated $983,000 of the purchase price to customer relationships and recorded goodwill of $906,000. During the year ended December 31, 2009, the Company incurred acquisition costs of $154,000, which were recorded in selling, general and administrative expenses on the consolidated statement of operations. The TDM acquisition was included in the ARM segment.

5.              Discontinued Operations:

In April and August 2011, Portfolio Management sold portfolios of purchased accounts receivable with an aggregate book value of $18.8 million. This book value includes the impact of write-downs of the value of the purchased accounts receivable of $29.4 million recorded during the year ended December 31, 2011, which were recorded in connection with the dispositions.

Subsequent to the August sale, which constituted a significant portion of the Company’s remaining purchased accounts receivable portfolio, the results of the Portfolio Management business have been presented as discontinued operations on the consolidated statements of operations and cash flows, and prior periods have been restated. The remaining portfolios of purchased accounts receivable are not significant and are now included as part of ARM. As of December 31, 2011 and December 31, 2010, purchased accounts receivable of $2.2 million and $29.7 million, respectively, were included in prepaid expenses and other current assets, and $1.2 million and $48.9 million, respectively, were included in other assets on the consolidated balance sheet.

The following presents the amounts of revenue and pre-tax loss reported in discontinued operations (amounts in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Revenue	$(17,441)	$29,598	$49,634
Pre-tax loss	(32,443)	(10,897)	(15,576)

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

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis (amounts in thousands):

	At Fair Value as of
	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Forward exchange contracts	$—	$194	$—	$194	$—	$—	$—	$—

Total assets	$—	$194	$—	$194	$—	$—	$—	$—

Liabilities:
Interest rate swaps	$—	$—	$—	$—	$—	$1,489	$—	$1,489
Forward exchange contracts	—	463	—	463	—	—	—	—
Other	—	—	—	—	—	—	2,486	2,486

Total liabilities	$—	$463	$—	$463	$—	$1,489	$2,486	$3,975

During the year ended December 31, 2011, there were no transfers in or out of the Company’s Level 1, Level 2 or Level 3 fair value measurements.

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

The following summarizes the change in the fair value of the Level 3 financial liabilities, which relate to discontinued operations (amounts in thousands):

	For the Year Ended December 31,
	2011	2010
Balance at beginning of period	$2,486	$3,306
Accrued interest additions	306	681
Payments	(2,319)	(2,736)
Changes in fair value	(473)	1,235
Balance at end of period	$—	$2,486

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

6.              Fair Value (continued):

Non-Recurring Measurement:

For the year ended December 31, 2011, the Company performed its annual goodwill, trade name and other intangible assets impairment testing during the fourth quarter. The 2011 annual impairment testing resulted in a goodwill impairment charge of $176.1 million, primarily due to the impact of the economic environment on the ARM business and reduced volumes from the Company’s ARM clients, as well as lower public company valuations used in the impairment analysis, and a trade name impairment charge of $7.6 million, also due to the impact of the economic environment, as well as an increase in the discount rate. As a result of the annual impairment testing in 2010, the Company recorded goodwill impairment charges of $57.0 million in the CRM segment in 2010. Refer to note 10 for the assumptions used to determine fair values. The following table summarizes the non-financial assets measured at fair value on a nonrecurring basis in the balance sheet, by level within the fair value hierarchy (amounts in thousands):

	At Fair Value as of
	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ARM goodwill	$—	$—	$304,401	$304,401
ARM other intangible assets	$—	$—	$223,420	$223,420
CRM goodwill					$—	$—	$—	$—
CRM other intangible assets					$—	$—	$35,900	$35,900

Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Cash Equivalents, Trade Accounts Receivable, and Accounts Payable:

The carrying amount reported in the balance sheets approximates fair value because of the short maturity of these instruments.

Long-Term Debt:

The following presents the carrying values and the estimated fair values of the Company’s long-term debt at December 31, 2011 (amounts in thousands):

	Carrying Value	Fair Value
Senior term loan	$456,947	$457,960
Senior revolving credit facility	39,000	38,864
Senior subordinated notes	200,000	189,000
Senior notes	165,000	153,863

The fair values of the Company’s senior term loan and senior revolving credit facility were based on market interest rates for debt with similar credit ratings. The fair values of the Company’s senior notes and senior subordinated notes are based on their approximate trading prices at December 31, 2011.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

7.              Purchased Accounts Receivable:

In April and August 2011, Portfolio Management sold portfolios of purchased accounts receivable with an aggregate book value of $18.8 million. This book value includes the impact of write-downs of the value of the purchased accounts receivable of $29.4 million recorded during the year ended December 31, 2011, which were recorded in connection with the dispositions.

Subsequent to the August sale, which constituted a significant portion of the Company’s remaining purchased accounts receivable portfolio, the results of the Portfolio Management business have been presented as discontinued operations on the consolidated statements of operations and cash flows, and prior periods have been restated. The remaining portfolios of purchased accounts receivable are not significant and are included as part of ARM.

As of December 31, 2011 and 2010, the carrying value of the Company’s purchased accounts receivable was $3.4 million and $78.6 million, respectively. As of December 31, 2011 and 2010, $2.2 million and $29.7 million, respectively, was included in prepaid expenses and other current assets, and $1.2 million and $48.9 million, respectively, was included in other assets on the consolidated balance sheet. The total outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $1.7 billion and $55.8 billion at December 31, 2011 and 2010, respectively.

The following summarizes the changes in the carrying amount of the purchased accounts receivable (amounts in thousands):

	For the Year Ended December 31,
	2011	2010	2009

Balance at beginning of period	$78,607	$138,429	$185,659
Purchases	2,269	12,709	56,609
Collections	(42,169)	(103,991)	(155,342)
Revenue recognized	17,272	47,815	71,242
Write-downs	(29,422)	—	—
Proceeds from portfolio sales applied to carrying value	(18,784)	(2,288)	(164)
Allowance for impairment	(4,413)	(14,321)	(21,467)
Other	(5)	254	1,892
Balance at end of period	$3,355	$78,607	$138,429

The following presents the change in the allowance for impairment of purchased accounts receivable (amounts in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Balance at beginning of period	$158,694	$144,397	$123,804
Additions	6,646	20,503	26,347
Recoveries	(2,233)	(6,182)	(4,880)
Portfolio sales	(154,778)	—	—
Other	3	(24)	(874)
Balance at end of period	$8,332	$158,694	$144,397

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

7.              Purchased Accounts Receivable (continued):

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following presents the change in accretable yield (amounts in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Balance at beginning of period	$55,753	$112,108	$167,411
Additions	1,892	8,477	57,088
Write-downs	(33,926)	—	—
Revenue recognition	(17,272)	(47,815)	(71,242)
Reclassifications to nonaccretable difference	(1,935)	(16,787)	(40,729)
Foreign currency translation adjustment	14	(230)	(420)
Balance at end of period	$4,526	$55,753	$112,108

During the years ended December 31, 2011, 2010 and 2009, the Company purchased accounts receivable for a cost of $2.3 million, $12.7 million and $56.6 million, respectively, that had contractually required payments receivable at the date of acquisition of $52.5 million, $718.3 million and $2.9 billion, respectively, and expected cash flows at the date of acquisition of $4.2 million, $21.2 million and $113.7 million, respectively.

8.              Funds Held on Behalf of Clients:

In the course of the Company’s regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $105.3 million and $70.5 million at December 31, 2011 and 2010, respectively, have been shown net of their offsetting liability for financial statement presentation.

9.              Property and Equipment:

Property and equipment, at cost, consisted of the following (amounts in thousands):

	Estimated Useful Life	December 31, 2011	December 31, 2010
Land		$70	$70
Building	30 years	6,755	6,726
Computer equipment	5 years	135,639	127,438
Computer software	5 years	111,049	97,900
Leasehold improvements	5 to 15 years	49,974	45,307
Furniture and fixtures	5 to 10 years	21,591	21,164
Capital leases		4,625	5,420
		329,703	304,025
Less accumulated depreciation		(235,249)	(204,936)
		$94,454	$99,089

Accumulated depreciation at December 31, 2011 and 2010, included $1.8 million and $1.7 million, respectively, of accumulated amortization related to capital leases. During the years ended December 31, 2011, 2010 and 2009, the Company recorded depreciation expense of $38.2 million, $44.2 million and $51.5 million, respectively.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

9.              Property and Equipment (continued):

The Company leases two real estate facilities under capital leases. These leases have ten year terms, expiring in 2018. The following represents the future minimum lease payments, by year and in the aggregate, under capital leases and the present value of net minimum lease payments as of December 31, 2011 (amounts in thousands):

2012	$745
2013	768
2014	790
2015	814
2016	839
Thereafter	1,192
Total minimum payments	5,148
Less interest	(1,361)
Present value of net minimum lease payments	$3,787

10.       Goodwill and Other Intangible Assets:

Goodwill is allocated and tested at the reporting unit level. Goodwill is tested for impairment each year during the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units are ARM and CRM.

Fair values are determined by using a combination of the market approach and income approach. The Company’s fair value calculations are based on projected financial results that are prepared in connection with the Company’s annual budget and forecasting process. The fair value calculations are also based on other assumptions including long-term growth rates and weighted average cost of capital.

2011 fair value calculations assumed long-term growth rates of 3 percent and weighted average cost of capital of approximately 14 percent. Due to the impact of the economic environment on our ARM business and reduced volumes from our ARM clients, as well as lower public company valuations used in the impairment analysis, the Company’s 2011 annual impairment test for goodwill indicated that the carrying value of its ARM reporting unit exceeded its fair value.

2010 fair value calculations assumed long-term growth rates of 3 percent and weighted average cost of capital ranging from approximately 14 percent to 18 percent. Due to the expected impact of the economic environment on the Company’s clients’ business in 2011 and beyond, in the fourth quarter of 2010 the Company reduced the budgeted volumes from certain of its clients in the CRM reporting unit. As a result, the Company’s 2010 annual impairment test for goodwill indicated that the carrying value of its CRM reporting unit exceeded its fair value.

2009 fair value calculations assumed long-term growth rates of 3 percent and weighted average cost of capital ranging from approximately 13 percent to 14 percent. Due to the expected impact of the economic environment on the Company’s clients’ business in 2010, in the fourth quarter of 2009 the Company reduced the expected volumes from certain of its clients in the CRM reporting unit. As a result, the Company’s 2009 annual impairment test for goodwill indicated that the carrying value of its CRM reporting unit exceeded its fair value.

As a result of the annual impairment testing, the Company recorded goodwill impairment charges of $176.1 million in the ARM segment in 2011. In 2010 and 2009, the Company recorded goodwill impairment charges of $57.0 million and $24.8 million, respectively.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

10.  Goodwill and Other Intangible Assets (continued):

The following summarizes the changes in the Company’s reporting units’ goodwill (amounts in thousands):

	ARM	CRM	Total
Balance at January 1, 2010:
Goodwill	$552,047	$128,365	$680,412
Accumulated impairment	(73,205)	(71,350)	(144,555)
	478,842	57,015	535,857

Goodwill impairment	—	(57,015)	(57,015)
Acquisitions	1,170	—	1,170
Foreign currency translation and other	745	—	745
Balance at December 31, 2010:
Goodwill	553,962	128,365	682,327
Accumulated impairment	(73,205)	(128,365)	(201,570)
	480,757	—	480,757

Goodwill impairment	(176,144)	—	(176,144)
Protocol acquisition	—	5,577	5,577
Foreign currency translation and other	(212)	—	(212)
Balance at December 31, 2011:
Goodwill	553,750	133,942	687,692
Accumulated impairment	(249,349)	(128,365)	(377,714)
	$304,401	$5,577	$309,978

Trade names include the NCO trade name, which is an indefinite-lived intangible asset and therefore is not subject to amortization. Similar to goodwill, the NCO trade name is reviewed at least annually for impairment. As a result of the annual impairment testing, the Company recorded trade name impairment charges of $7.6 million in 2011, also due to the impact of the economic environment, as well as an increase in the discount rate. In 2010 and 2009, the Company was not required to record any trade name impairment charges. Trade name fair values are determined by using the same methods and assumptions as described above for the goodwill fair values. At December 31, 2011, the balance of the NCO trade name was $75.0 million.

Trade names also include certain trade names which are not considered to have indefinite lives and are therefore subject to amortization. At December 31, 2011 and 2010, the gross carrying amount of these trade names was $2.0 million, and the accumulated amortization was $1.5 million and $1.1 million, respectively.

Other intangible assets subject to amortization consist of customer relationships and non-compete agreements. The following represents the other intangible assets subject to amortization (amounts in thousands):

	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$442,845	$308,014	$438,332	$244,288
Non-compete agreements	3,372	2,906	3,372	2,345
Total	$446,217	$310,920	$441,704	$246,633

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

10.  Goodwill and Other Intangible Assets (continued):

During the years ended December 31, 2011, 2010 and 2009, the Company recorded amortization expense for these other intangible assets of $64.4 million, $64.2 million and $67.3 million, respectively. The following represents the Company’s expected amortization expense for each of the next five years from these other intangible assets (amounts in thousands):

For the Years Ended	Estimated
December 31,	Amortization Expense
2012	$60,346
2013	54,437
2014	16,666
2015	3,509
2016	339

11.  Accrued Expenses:

Accrued expenses consisted of the following (amounts in thousands):

	December 31, 2011	December 31, 2010
Accrued taxes	$11,979	$13,670
Restructuring costs	11,728	7,364
Accrued rent and other related expense associated with an abandoned location	11,100	11,100
Accrued interest	5,273	8,976
Accrued contract labor expenses	4,565	4,124
Book overdrafts	3,410	717
Customer refundable fees	788	1,375
Derivative instruments	463	1,489
Other accrued expenses	35,121	42,465
	$84,427	$91,280

12.  Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	December 31, 2011	December 31, 2010
Senior term loan	$456,947	$507,220
Senior revolving credit facility	39,000	10,000
Senior subordinated notes	200,000	200,000
Senior notes	165,000	165,000
Capital leases	4,007	4,709
Other	642	2,424
Less current portion	(7,219)	(22,124)
	$858,377	$867,229

The following summarizes the Company’s required debt payments (amounts in thousands):

2012	$7,219
2013	655,448
2014	200,529
2015	606
2016	691
Thereafter	1,103
$865,596

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

12.  Long-Term Debt (continued):

Refer to note 1 for a discussion of significant changes to the Company’s long-term debt which occurred subsequent to the balance sheet date.

Senior Credit Facility:

The Company had a senior credit facility (“Existing Credit Facility”) with a syndicate of financial institutions that, as of December 31, 2011, consisted of a term loan and a $67.5 million revolving credit facility. The availability of the revolving credit facility was reduced by any unused letters of credit ($6.7 million at December 31, 2011). As of December 31, 2011, the Company had $21.8 million of remaining availability under the revolving credit facility.

All borrowings bore interest at an annual variable rate, based on either the prime rate (3.25 percent at December 31, 2011), the federal funds rate (0.07 percent at December 31, 2011), or LIBOR (0.27 percent 30-day LIBOR at December 31, 2011) plus an applicable margin, which is based on the type of rate and the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined in the loan agreement, subject to certain interest rate minimum requirements. The Company was charged a quarterly commitment fee on the unused portion of the revolving credit facility at an annual rate of 0.50 percent. For the years ended December 31, 2011 and 2010, the effective interest rate on the Credit Facility was approximately 8.05 percent and 9.23 percent, respectively.

Borrowings under the Existing Credit Facility were collateralized by substantially all of the Company’s assets. The Credit Facility contained certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and included restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, investments in purchased accounts receivable, disposition of assets, liens and dividends and other distributions.

At December 31, 2011, the Company’s leverage ratio was 5.40, compared to the covenant maximum of 6.30, and the interest coverage ratio was 2.13, compared to the covenant minimum of 1.75. The Company was in compliance with all required financial covenants and was not aware of any events of default as of December 31, 2011.

Senior Notes and Senior Subordinated Notes:

The Company had $165.0 million of floating rate senior notes due 2013 (“Senior Notes”) and $200.0 million of 11.875 percent senior subordinated notes due 2014 (“Senior Subordinated Notes”) (collectively, “the Notes”). The Senior Notes bore interest at an annual rate equal to LIBOR plus 4.875 percent, reset quarterly.  For the years ended December 31, 2011 and 2010, the effective interest rates of the Senior Notes were approximately 5.18 percent and 5.21 percent, respectively.

Capital leases:

The Company leases two real estate facilities under capital leases. These leases have ten year terms, expiring in 2018.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

13.  Operating Leases:

The Company leases certain real estate facilities and equipment under noncancelable operating leases. These leases expire between 2012 and 2021, and most contain renewal options. The following represents the future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more. The following future minimum payments have been reduced by minimum sublease rentals of $244,000, due in the future under noncancelable subleases, and do not include the leases from the Company’s former Fort Washington locations (note 19) (amounts in thousands):

2012	$44,254
2013	34,174
2014	22,670
2015	16,585
2016	8,810
Thereafter	11,280
$137,773

For the years ended December 31, 2011, 2010 and 2009, rent expense was $45.3 million, $48.5 million and $55.4 million, respectively. The total amount of base rent payments is being charged to expense on the straight-line method over the term of the lease.

14.  Income Taxes:

Consolidated loss from continuing operations before income taxes consists of the following components (amounts in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Domestic	$(249,456)	$(112,781)	$(75,054)
Foreign	(8,496)	(25,163)	1,322
	$(257,952)	$(137,944)	$(73,732)

Income tax (benefit) expense from continuing operations consisted of the following components (amounts in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Currently payable:
Federal	$(14)	$37	$—
State	1,426	1,192	1,450
Foreign	790	(999)	2,260

Deferred:
Federal	(8,326)	3,676	(2,191)
State	(167)	179	(790)
Foreign	(3,067)	2,540	(2,238)
Income tax (benefit) expense	$(9,358)	$6,625	$(1,509)

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

14.  Income Taxes (continued):

The components of the deferred tax assets and liabilities consisted of the following (amounts in thousands):

	December 31,	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$146,909	$140,787
Deferred contractual revenue	6,472	7,744
Accrued acquisition costs	179	500
Tax credit carryforwards	14,037	14,808
Accrued expenses	21,430	18,290
Capital loss carryforwards	5,879
Property and equipment	1,406	—
Purchased accounts receivable	2,857	—
Total deferred tax assets	199,169	182,129
Valuation allowance	(153,952)	(110,741)
Net deferred tax assets	45,217	71,388

Deferred tax liabilities:
Intangible assets	65,193	93,189
Prepaid expenses	2,225	4,668
Property and equipment	—	220
Purchased accounts receivable	—	6,900
Total deferred tax liabilities	67,418	104,977
Net deferred tax liabilities	$(22,201)	$(33,589)

The Company had a $110.5 million deferred tax asset for federal net operating loss carryforwards of $315.7 million at December 31, 2011, which expire between 2019 and 2031. The Company had a $104.0 million deferred tax asset for federal net operating loss carryforwards of $297.2 million at December 31, 2010.

At December 31, 2011, approximately $46.5 million of the Company’s federal net operating loss carryforwards are subject to limitations as defined by Section 382 of the Internal Revenue Code.  Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period.

The Company had a $5.7 million deferred tax asset for foreign net operating loss carryforwards of $21.9 million at December 31, 2011, which will begin to expire in 2013 and in some countries are indefinite. The Company had a $6.6 million deferred tax asset for foreign net operating loss carryforwards of $24.5 million at December 31, 2010.

The Company had a deferred tax asset of $30.7 million for state net operating loss carryforwards at December 31, 2011, which expire between 2012 and 2031. At December 31, 2010, the Company had a deferred tax asset of $30.2 million for state net operating loss carryforwards.

The deferred tax liability related to intangible assets arose primarily from the Company’s “going-private” transaction on November 15, 2006, as well as other subsequent acquisitions.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

14.  Income Taxes (continued):

Valuation Allowance:

In assessing the realization of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or the net operating losses can be utilized.

As a result of incurring cumulative losses over the past several years, the Company has provided for a full valuation allowance of $130.7 million on the total federal and certain state and foreign net deferred tax assets as of December 31, 2011. In addition, a valuation allowance of $23.3 million has been provided on a portion of deferred tax assets relating to certain foreign and state net operating losses and state tax credit carryforwards based on management’s assessment that it is more likely than not that such amounts will not be realized. This represents a total increase in the valuation allowance of $43.2 million over the prior year due primarily to an increase in federal and certain state net deferred tax assets and additional state and foreign net operating losses in 2011. Of the total change to the valuation allowance in 2011, $2.9 million relates to a net decrease to the beginning of the year balance of the valuation allowance for certain federal, state and foreign deferred tax assets due to changes in judgment in the realizabilty of the related deferred tax asset in future years.

The following table presents the changes in the valuation allowance for deferred tax assets (amounts in thousands):

		Additions
	Balance at	Charged to	Charged			Balance at
	beginning	costs and	to other			end of
	of year	expenses	accounts(1)	Deductions		year

Year ended December 31, 2011	$110,741	$43,211	$—	$—		$153,952

Year ended December 31, 2010	$68,416	$45,818	$—	$(3,493	)(2)	$110,741

Year ended December 31, 2009	$31,351	$35,088	$1,977	$—		$68,416

(1)         The increases in the valuation allowance not charged to the provision for income taxes relate to amounts recorded as an adjustment to goodwill.

(2)         Relates primarily to a credit to the provision for income taxes due to the expiration of federal and certain state net operating losses in the year.

Effective Tax Rate:

A reconciliation of the U.S. statutory income tax rate to the effective rate was as follows:

	For the Year Ended December 31,
	2011	2010	2009
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal	(0.3)	(0.8)	(0.5)
Goodwill impairment	(18.0)	(6.7)	(9.4)
Valuation allowance	(12.7)	(23.1)	(28.9)
Permanent items	(0.1)	0.8	3.6
Noncontrolling interest	—	—	(0.1)
Foreign	(0.7)	(8.2)	(1.2)
Other, net	0.4	(1.8)	3.5
Effective tax rate	3.6%	(4.8)%	2.0%

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

14.  Income Taxes (continued):

Effective Tax Rate (continued):

The effective tax rate for the years ended December 31, 2011 and 2010 were primarily impacted by increases to the valuation allowance and goodwill impairments. The majority of our goodwill is not deductible for income tax purposes.

Taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries, which are deemed permanently reinvested, of $2.6 million, $45.1 million and $41.9 million at December 31, 2011, 2010 and 2009, respectively. Quantification of the deferred tax liability associated with permanently reinvested earnings is not practicable.

Uncertain Tax Positions:

As of December 31, 2011 and 2010, the Company had $10.8 million and $11.1 million, respectively, in reserves for uncertain tax positions, including penalties that, if recognized, would affect the effective tax rate.

The Company recognizes interest related to uncertain tax positions in interest expense. Interest expense (benefit) on unrecognized tax benefits was $209,000, $(519,000) and $(2.7) million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, the Company had $4.2 million and $4.0 million, respectively, of accrued interest related to uncertain tax positions.

The Company recognizes penalties related to uncertain tax positions in the provision for income taxes. Penalties included in income taxes on unrecognized tax benefits were $259,000, $78,000 and $(192,000) for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, the Company had accrued penalties related to uncertain tax positions of $1.3 million and $1.1 million, respectively.

The following is a roll-forward of the Company’s gross unrecognized tax benefits (amounts in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Balance at beginning of period	$10,051	$11,706	$8,823
Prior year positions:
Additions	114	10	6,510
Reductions	—	(5)	(340)
Current year positions:
Additions	426	785	521
Settlements with tax authorities	—	—	(4,394)
Change in exchange rates	129	(85)	734
Reductions due to statute lapse	(1,195)	(2,360)	(148)

Balance at end of period	$9,525	$10,051	$11,706

The Company does not believe that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company is subject to federal, state and foreign income tax audits from time to time that could result in proposed assessments. The Company cannot predict with certainty how these audits will be resolved and whether the Company will be required to make additional tax payments, which may or may not include penalties and interest. As of December 31, 2011, the Company is no longer subject to federal income tax examinations for years prior to 2006. For most states and foreign countries where the Company conducts business, the Company is subject to examination for the preceding three to six years.  In certain states and foreign countries, the period could be longer.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

14.  Income Taxes (continued):

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

15.  Stockholders’ Equity:

Refer to note 1 for a discussion of significant changes to the Company’s stockholders’ equity which occurred subsequent to the balance sheet date.

The following summarizes the Company’s share activity (shares in thousands):

		Class L	Class A
	Preferred	Common	Common
Balance, January 1, 2009	2,573	401	2,937
Issuance of preferred stock	176	—	—
Issuance of preferred stock dividends	403	—	—
Issuance of common stock, net of cancelations	—	(1)	24
Balance, December 31, 2009	3,152	400	2,961
Issuance of preferred stock dividends	474	—	—
Balance, December 31, 2010	3,626	400	2,961
Issuance of stock for Protocol acquisition	10	133	—
Issuance of preferred stock dividends	546	—	—
Balance, December 31, 2011	4,182	533	2,961

Capital Stock:

The Company is authorized to issue three classes of capital stock: Preferred Stock, par value $0.01 per share, Class L Common Stock, par value $0.01 per share (“Class L”) and Class A common stock, par value $0.01 per share (“Class A”). Shares of Class L, Class A and three series of Preferred Stock, Series A 14 percent PIK Preferred Stock (“Series A”), Series B-1 19 percent PIK Preferred Stock (“Series B-1”), and Series B-2 19 percent Preferred Stock (“Series B-2”), are issued and outstanding.

Series A is entitled to a quarterly “paid-in-kind” dividend at an annual rate of 14 percent and Series B-1 is entitled to a quarterly “paid-in-kind” dividend at an annual rate of 19 percent. Series B-2 is entitled to a yield at an annual rate of 19 percent and Class L is entitled to a yield at an annual rate of 14 percent. The dividends and yields are calculated on February 28, May 31, August 31, and November 30 of each year.  The yields for Series B-2 and Class L are compounding and accumulate on the unreturned initial investment but are not declared until payment. As of December 31, 2011, the accumulated yield for shares of Series B-2 and Class L was $3.5 million and $94.6 million, respectively.

The following presents the Series A and Series B-1 shares issued for the “paid-in-kind” dividends (shares in thousands):

	For the Year Ended December 31,
	2011	2010
Series A	493	430
Series B-1	53	44

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

15.  Stockholders’ Equity (continued):

Capital Stock (continued):

On May 19, 2011, the Company issued 9,812 shares of Series B-2 and 132,823 shares of Class L as partial consideration for the acquisition of Protocol.

Preferred Stock and Class L, in the aggregate, have a preference on distributions (excluding paid-in-kind dividends) allocated as follows: first to unpaid yield accruing on Class L or Series A and the unreturned value of Series A issued in a paid-in-kind dividend, and second to the unreturned initial investment in Class L, excluding the portion of such investment that is attributable to the right of Class L to share generally in distributions, and the unreturned initial investments in Series A. Once this preference has been paid in full, all remaining distributions are payable to Class L and Class A on a pro-rata basis.

Preferred Stock is not entitled to vote, and Class L and Class A vote together as a single class, with each share entitled to one vote. In addition, the Company may not enter into an agreement or consummate a transaction that would result in a change of control or an initial public offering without the consent of the holders of a majority of the then outstanding shares of Series A and Class L voting as a single class.

Stock-based Compensation:

The Company has a Restricted Share Plan, as amended and restated that is administered by the Compensation Committee of the Board of Directors, which approves the grants to employees recommended by the Company’s chief executive officer and to the Company’s independent directors. Shares of restricted stock granted under the Restricted Share Plan vest in 25 percent increments over a period of four years, provided that the recipient remains employed by the Company. At December 31, 2011, an aggregate of 333,011 restricted shares of Class A common stock had been awarded and 3,656 shares of Class A common stock were available for future awards under the Restricted Share Plan. Compensation expense recognized related to the awards for the years ended December 31, 2011, 2010 and 2009 was $386,000, $712,000 and $1.1 million, respectively. At December 31, 2011, there was $71,000 of unrecognized pre-tax compensation cost related to the non-vested restricted shares. The Company measures compensation expense based on the grant date fair value, and has elected to recognize this compensation expense on a straight-line basis over the weighted-average service period, which is expected to be four years.

16.  Derivative Financial Instruments:

The Company may enter into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These contracts may be designated as cash flow hedges. The Company had forward exchange contracts for the purchase of 1.9 billion Philippine pesos and 14.0 million Canadian dollars outstanding at December 31, 2011, which will mature in 2012.

The Company had interest rate swap agreements to minimize the impact of LIBOR fluctuations on interest payments on the Company’s floating rate debt, which matured during the first quarter of 2011. The Company was required to pay the counterparties quarterly interest payments at a weighted average fixed rate, and received from the counterparties variable quarterly interest payments based on LIBOR. The net interest paid or received was included in interest expense. On March 25, 2009, the Company amended its senior credit facility, which amendment included a minimum LIBOR of 2.50 percent. This amendment caused the existing interest rate swaps to become ineffective and, as of March 25, 2009, these interest rate swaps were not accounted for as cash flow hedges. Accordingly, the fair value of the interest rate swaps at March 25, 2009 was being amortized to interest expense, using the effective interest rate method, over the remaining lives of the interest rate swap agreements, and future changes in the fair value of these interest rate swaps after March 25, 2009 were recorded in interest expense.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

16.  Derivative Financial Instruments (continued):

The following summarizes the fair value of the Company’s derivatives, none of which were designated as hedges (amounts in thousands):

	Balance Sheet Location	At Fair Value as of December 31,
		2011	2010
Asset derivatives:
Forward exchange contracts	Other current assets	$194
Total asset derivatives		$194

Liability derivatives:
Interest rate swaps	Accrued expenses	$—	$1,489
Forward exchange contracts	Accrued expenses	463	—
Other	Long-term debt and accrued expenses	—	2,486
Total liability derivatives		$463	$3,975

The following table summarizes the effect of derivatives on the Company, none of which were designated as hedges (amounts in thousands):

		For the Year Ended December 31,
		2011	2010
	Location of Gain (Loss) Recognized in Earnings	Amount of Gain (Loss) Recognized in Earnings	Amount of Gain (Loss) Recognized in Earnings

Forward exchange contracts	Other income (expense)	$(313)	$1,206
Interest rate swaps	Interest expense	(6)	(2,058)
Amortization of interest rate swaps	Interest expense	(610)	(5,033)
Total		$(929)	$(5,885)

17.    Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	For the Year Ended December 31,
	2011	2010	2009

Cash paid for interest	$79,649	$80,797	$100,181
Cash paid for income taxes	3,761	3,046	1,504
Noncash investing and financing activities:
Fair value of assets acquired	17,943	—	15,168
Liabilities assumed from acquisitions	5,353	—	13,224
Issuance of stock for the Protocol acquisition	1,863	—	—

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

18.  Employee Benefit Plans:

The Company has a savings plan under Section 401(k) of the Internal Revenue Code, (the “Plan”), for its U.S. employees. The Plan allows all eligible employees to defer up to 15 percent of their income on a pretax basis through contributions to the Plan, subject to limitations under Section 401(k) of the Internal Revenue Code. The Company will provide a matching contribution of 25 percent of the first six percent of an employee’s contribution. The Company also has similar type plans for its international employees. The charges to operations for these benefits were $2.2 million, $2.1 million and $2.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has a deferred compensation plan, (the “Deferred Compensation Plan”), to permit eligible employees of the Company to defer receipt and taxation of their compensation from the Company each year up to the limit in effect under Section 402(g) of the Internal Revenue Code, less amounts contributed to the Deferred Compensation Plan. The Company, at its discretion, may make a contribution that will be allocated among participants in proportion to their deferrals for such year. All executive officers and other key employees designated by the Company are eligible to participate in the Deferred Compensation Plan. At December 31, 2011 and 2010, the Company had a liability of $1.4 million and $957,000, respectively, related to the Deferred Compensation Plan.

19.  Commitments and Contingencies:

Purchase Commitments:

The Company enters into noncancelable agreements with certain vendors that require minimum purchase commitments. These agreements expire in 2014. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

2012	$9,965
2013	9,494
2014	3,722

$23,181

The Company incurred $12.0 million, $12.5 million and $12.6 million of expense from vendors associated with these purchase commitments for the years ended December 31, 2011, 2010 and 2009, respectively.

Litigation and Investigations:

The Company is party, from time to time, to various legal proceedings, regulatory investigations, client audits and tax examinations incidental to its business. The Company continually monitors these legal proceedings, regulatory investigations, client audits and tax examinations to determine the impact and any required accruals.

Barrist Complaint:

On December 21, 2011, Michael Barrist and certain affiliated parties filed a lawsuit against NCO, OEP, certain individual members of the NCO board of directors, Murray, Devine & Company (“Murray Devine”), and other defendants in the Court of Common Pleas, Philadelphia County, Pennsylvania.  Plaintiffs alleged that the Defendants caused the valuation of Plaintiffs’ put options to be lower than their true value and, as a result, Plaintiffs were deprived of the full value of their put rights under the Stockholders Agreement under which Plaintiffs obtained the put options.  Plaintiffs asserted claims against NCO and others for conspiracy relating to the valuation of Plaintiffs’ shares and for violations of the Pennsylvania Wage Payment and Collection Act for a bonus allegedly owed to Barrist under his employment agreement.

NCO and the defendants who serve on the NCO Board of Directors believe this lawsuit is without merit and intend to defend against it vigorously.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

19.  Commitments and Contingencies (continued):

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

FTC and Attorneys General:

From time to time, the Company receives subpoenas or other similar information requests from the FTC and various states’ Attorneys General, requesting information relating to its Company’s debt collection practices. The Company responds to such inquiries or investigations and provides certain information to the FTC and the respective Attorneys General offices. The Company believes it is in compliance with federal law and the laws of the states in which it does business relating to debt collection practices in all material respects. However, no assurance can be given that any such inquiries or investigations will not result in a formal investigation or an enforcement action. Any such enforcement actions could result in fines as well as the suspension or termination of its ability to conduct business in such states.

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

20.  Segment Reporting:

As discussed in note 1, in April and August 2011, Portfolio Management sold a significant portion of its purchased accounts receivable portfolios. Subsequent to the August sale, which constituted a significant portion of the Portfolio Management segment, the sold portfolios and related results have been presented as discontinued operations on the consolidated statements of operations and statements of cash flows, and prior periods have been restated. The remaining portfolios of purchased accounts receivable are not significant and are part of ARM.

The Company’s business consists of two operating divisions: ARM and CRM. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies.”

ARM provides accounts receivable management services to consumer and commercial clients in all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM serves clients of all sizes in local, regional and national markets in North America, Europe and Australia through offices in North America, Asia, Europe and Australia. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

20.  Segment Reporting (continued):

The following table presents ARM revenue from customers by country (amounts in thousands):

	For the Year Ended December 31,
	2011	2010	2009
U.S.	$1,100,145	$1,191,858	$1,101,297
Canada	43,382	47,197	40,872
Australia	32,952	27,308	23,079
U.K.	15,937	15,749	22,353
Mexico	10,690	10,101	12,745

CRM provides customer relationship management services to clients in North America through offices in North America and Asia.

The following table presents CRM revenue from customers by country (amounts in thousands):

	For the Year Ended December 31,
	2011	2010	2009
U.S.	$336,143	$277,026	$330,401
Canada	743	1,673	2,536
Panama	1,717	1,653	1,555

The following table presents total assets, net of intercompany balances, for each segment (amounts in thousands):

	December 31,
	2011	2010	2009
ARM	$743,531	$1,086,087	$1,220,662
CRM	173,146	151,626	239,373
Total assets	$916,677	$1,237,713	$1,460,035

The following table presents capital expenditures for each segment (amounts in thousands):

	For the Year Ended December 31,
	2011	2010	2009
ARM	$17,823	$17,415	$19,144
CRM	12,677	6,898	12,998
Total capital expenditures	$30,500	$24,313	$32,142

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

20.  Segment Reporting (continued):

The following tables present the revenue, payroll and related expenses, selling, general and administrative expenses, reimbursable costs and fees, restructuring charges and income (loss) from continuing operations before depreciation and amortization (including impairment of intangible assets) for each segment (amounts in thousands):

	For the Year Ended December 31, 2011
	ARM	CRM	Total

Revenues	$1,203,106	$338,603	$1,541,709
Payroll and related expenses	447,596	248,296	695,892
Selling, general and admin. expenses	316,592	63,732	380,324
Reimbursable costs and fees	325,363	—	325,363
Restructuring charges	25,790	2,923	28,713

Income from continuing operations before depreciation and amortization	$87,765	$23,652	111,417

Depreciation and amortization			102,999
Impairment of intangible assets			183,777
Loss from continuing operations			$(175,359)

	For the Year Ended December 31, 2010
	ARM	CRM	Total

Revenues	$1,292,213	$280,352	$1,572,565
Payroll and related expenses	480,091	212,828	692,919
Selling, general and admin. expenses	349,886	57,019	406,905
Reimbursable costs and fees	343,101	—	343,101
Restructuring charges	14,991	2,077	17,068

Income from continuing operations before depreciation and amortization	$104,144	$8,428	112,572

Depreciation and amortization			108,743
Impairment of intangible assets			57,015
Loss from continuing operations			$(53,186)

	For the Year Ended December 31, 2009
	ARM	CRM	Eliminations	Total

Revenues	$1,200,346	$334,492	$(5,111)	$1,529,727
Payroll and related expenses	533,526	238,836	(5,111)	767,251
Selling, general and admin. expenses	408,233	59,892	—	468,125
Reimbursable costs and fees	126,992	—	—	126,992
Restructuring charges	10,644	(635)	—	10,009

Income from continuing operations before depreciation and amortization	$120,951	$36,399	$—	157,350

Depreciation and amortization				117,211
Impairment of intangible assets				24,754
Income from continuing operations				$15,385

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

21.  Related Party Transactions:

One Equity Partners (‘‘OEP’’) is the majority stockholder of the Company. The Company pays OEP a management fee of $3.0 million per year, plus reimbursement of expenses, for management, advice and related services. These fees are included in selling, general and administrative expenses.

OEP is managed by OEP Holding Corporation, a wholly owned indirect subsidiary of JPMorgan Chase & Co. (“JPM”), and JPM is a client of the Company. For the years ended December 31, 2011, 2010 and 2009, the Company received fees for providing services to JPM of $7.0 million, $10.0 million and $12.6 million, respectively. Additionally, an affiliate of Citigroup is a co-investor of the Company, and Citigroup is a client of the Company. For the years ended December 31, 2011, 2010 and 2009, the Company received fees for providing services to Citigroup of $30.9 million, $47.8 million and $57.5 million, respectively.  At December 31, 2011, 2010 and 2009, the Company had accounts receivable of $1.0 million, $1.5 million and $5.8 million, respectively, due from Citigroup.

JPMorgan Chase Bank, N.A., an affiliate of JPM, is a lender under the Company’s Credit Facility. The Credit Facility consists of substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions for unrelated parties, and does not involve more than the normal risk of uncollectibility or present other unfavorable features.

The Company also has certain corporate banking relationships with affiliates of JPM and is charged market rates for these services.

The Company entered into a shared services agreement with APAC, after APAC’s acquisition by OEP in October 2011, pursuant to which the Company and APAC shared certain services resulting in cost savings that were shared by both companies. The shared services agreement was terminated subsequent to the Merger Transactions.

22.  Recently Issued and Proposed Accounting Guidance:

In September 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance for goodwill and other intangible assets. The amended guidance provides the option of first assessing the qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it would be required to perform the first step of the two-step impairment test. The Company adopted this guidance on January 1, 2012, and it will not have an impact on its financial condition or results of operations.

In June 2011, the FASB issued guidance affecting the presentation of comprehensive income. The new guidance eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under the new guidance, the Company will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, the FASB amended this guidance to indefinitely defer the requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies are still required to adopt the other requirements contained in the new accounting standard for the presentation of comprehensive income. The Company adopted the new guidance, including the deferral, on January 1, 2012, and it did not have an impact on its financial condition or results of operations since it is for disclosure purposes only.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

22.  Recently Issued and Proposed Accounting Guidance (continued):

In May 2011, the FASB issued amended guidance for fair value measurement and disclosure in order to achieve commonality between U.S. GAAP and the International Financial Reporting Standards. As a result, the amendments change the wording used to describe many of the principles and requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this guidance to result in a change in the application of the current requirements. The Company adopted this guidance on January 1, 2012, and it did not have a material impact on its financial condition or results of operations.

23.  Allowance for Doubtful Accounts:

The following table presents the activity in the allowance for doubtful accounts (amounts in thousands):

		Additions
	Balance at	Charged to	Charged		Balance at
	beginning	costs and	to other		end of
	of year	expenses	accounts	Deductions(1)	year

Year ended December 31, 2011:
Allowance for doubtful accounts	$5,796	$1,394	$(203)	$(1,793)	$5,194

Year ended December 31, 2010:
Allowance for doubtful accounts	$5,824	$1,813	$56	$(1,897)	$5,796

Year ended December 31, 2009:
Allowance for doubtful accounts	$5,008	$2,797	$500	$(2,481)	$5,824

(1) Uncollectible accounts written off, net of recoveries.

24.  Subsidiary Guarantor Financial Information:

The Notes are fully and unconditionally guaranteed, jointly and severally, by certain domestic 100 percent owned subsidiaries of the Company (collectively, the “Guarantors”). Subsequent to the April and August sales of portfolios of purchased accounts receivable, the Company purchased the shares of certain portfolio joint ventures that it did not own, and merged certain subsidiaries engaged in financing the purchase of delinquent accounts receivable portfolios into a Guarantor subsidiary. These subsidiaries, which were previously presented as non-guarantors, have been presented as guarantors for all periods presented. Non-guarantors consist of all non-domestic subsidiaries, one portfolio joint venture (which is engaged in portfolio financing transactions) and certain immaterial subsidiaries (collectively, the “Non-Guarantors”). The following tables present the consolidating financial information for the Company (Parent), the Guarantors and the Non-Guarantors, together with eliminations, as of and for the periods indicated.

24. Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

December 31, 2011

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$5,489	$12,234	$—	$17,723
Accounts receivable, trade, net of allowance for doubtful accounts	—	159,252	25,475	—	184,727
Deferred income taxes	(13,723)	17,134	2,103	—	5,514
Prepaid expenses and other current assets	1,700	36,676	19,574	—	57,950
Total current assets	(12,023)	218,551	59,386	—	265,914

Property and equipment, net	—	72,064	22,390	—	94,454

Other assets:
Goodwill	—	289,495	20,483	—	309,978
Trade names, net of accumulated amortization	—	74,052	1,419	—	75,471
Customer relationships and other intangible assets, net of accumulated amortization	—	131,472	3,825	—	135,297
Investment in subsidiaries	526,803	1,264	—	(528,067)	—
Deferred income taxes	3,154	1,167	3,113	—	7,434
Other assets	8,740	16,028	3,361	—	28,129
Total other assets	538,697	513,478	32,201	(528,067)	556,309
Total assets	$526,674	$804,093	$113,977	$(528,067)	$916,677

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Long-term debt, current portion	$5,995	$84	$1,140	$—	$7,219
Intercompany payable (receivable)	267,320	(313,976)	46,656	—	—
Income taxes payable	—	—	2,964	—	2,964
Accounts payable	750	10,265	3,405	—	14,420
Accrued expenses	5,015	72,540	6,872	—	84,427
Accrued compensation and related expenses	—	27,378	15,463	—	42,841
Deferred revenue, current portion	—	30,299	551	—	30,850
Deferred income taxes	524	4	1,279	—	1,807
Total current liabilities	279,604	(173,406)	78,330	—	184,528

Long-term liabilities:
Long-term debt, net of current portion	441,547	412,124	4,706	—	858,377
Deferred income taxes	(6,208)	42,469	(2,919)	—	33,342
Deferred revenue, net of current portion	—	715	—	—	715
Other long-term liabilities	10,449	14,821	9,394	—	34,664

Stockholders’ (deficit) equity:
Total NCO Group, Inc. stockholders’ (deficit) equity	(198,718)	507,370	20,697	(528,067)	(198,718)
Noncontrolling interests	—	—	3,769	—	3,769
Total stockholders’ (deficit) equity	(198,718)	507,370	24,466	(528,067)	(194,949)
Total liabilities and stockholders’ (deficit) equity	$526,674	$804,093	$113,977	$(528,067)	$916,677

24. Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

December 31, 2010

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$20,093	$12,984	$—	$33,077
Accounts receivable, trade, net of allowance for doubtful accounts	—	153,526	17,824	—	171,350
Deferred income taxes	(10,468)	17,134	2,418	—	9,084
Prepaid expenses and other current assets	1,587	46,779	32,855	—	81,221
Total current assets	(8,881)	237,532	66,081	—	294,732

Property and equipment, net	—	71,472	27,617	—	99,089

Other assets:
Goodwill	—	438,837	41,920	—	480,757
Trade names, net of accumulated amortization	—	80,661	2,847	—	83,508
Customer relationships and other intangible assets, net of accumulated amortization	—	182,734	12,337	—	195,071
Investment in subsidiaries	723,047	22,123	—	(745,170)	—
Deferred income taxes	330	1,167	2,752	—	4,249
Other assets	11,037	61,637	7,633	—	80,307
Total other assets	734,414	787,159	67,489	(745,170)	843,892
Total assets	$725,533	$1,096,163	$161,187	$(745,170)	$1,237,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$20,014	$897	$1,213	$—	$22,124
Intercompany payable (receivable)	158,810	(204,358)	45,548	—	—
Income taxes payable	—	—	4,662	—	4,662
Accounts payable	750	16,305	2,732	—	19,787
Accrued expenses	6,749	55,223	29,308	—	91,280
Accrued compensation and related expenses	—	23,517	13,061	—	36,578
Deferred revenue, current portion	—	30,698	601	—	31,299
Deferred income taxes	—	5	1,153		1,158
Total current liabilities	186,323	(77,713)	98,278	—	206,888

Long-term liabilities:
Long-term debt, net of current portion	487,801	375,389	4,039	—	867,229
Deferred income taxes	(38,495)	82,890	1,368	—	45,763
Deferred revenue, net of current portion	—	696	—	—	696
Other long-term liabilities	9,498	10,287	10,426	—	30,211

Stockholders’ equity:
Total NCO Group, Inc. stockholders’ equity	80,406	704,614	40,556	(745,170)	80,406
Noncontrolling interests	—	—	6,520	—	6,520
Total stockholders’ equity	80,406	704,614	47,076	(745,170)	86,926
Total liabilities and stockholders’ equity	$725,533	$1,096,163	$161,187	$(745,170)	$1,237,713

24. Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Year Ended December 31, 2011

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$1,150,207	$286,528	$(220,389)	$1,216,346
Reimbursable costs and fees	—	324,781	582	—	325,363
Total revenues	—	1,474,988	287,110	(220,389)	1,541,709

Operating costs and expenses:
Payroll and related expenses	7	714,664	189,319	(208,098)	695,892
Selling, general and administrative expenses	4,998	317,665	69,952	(12,291)	380,324
Reimbursable costs and fees	—	324,781	582	—	325,363
Depreciation and amortization expense	—	84,106	18,893	—	102,999
Impairment of intangible assets	(90)	173,925	9,942	—	183,777
Restructuring charges	—	25,681	3,032	—	28,713
Total operating costs and expenses	4,915	1,640,822	291,720	(220,389)	1,717,068
Loss from continuing operations	(4,915)	(165,834)	(4,610)	—	(175,359)

Other income (expense):
Interest and investment income	6	711	81	—	798
Interest expense	(47,169)	(37,173)	(787)	—	(85,129)
Interest (expense) income to affiliate	(33,179)	39,458	(6,279)	—	—
Subsidiary loss	(181,925)	(13,018)	—	194,943	—
Other income (expense), net	431	1,361	(54)	—	1,738
	(261,836)	(8,661)	(7,039)	194,943	(82,593)
Loss from continuing operations before income taxes	(266,751)	(174,495)	(11,649)	194,943	(257,952)

Income tax expense (benefit)	11,642	(19,525)	(1,475)	—	(9,358)

Net loss from continuing operations	(278,393)	(154,970)	(10,174)	194,943	(248,594)

Discontinued operations:
Loss from operations of discontinued business	—	(28,459)	(3,984)	—	(32,443)
Income tax expense	—	685	—	—	685
Net loss from discontinued operations	—	(29,144)	(3,984)	—	(33,128)

Net loss	(278,393)	(184,114)	(14,158)	194,943	(281,722)

Less: Net loss attributable to noncontrolling interests	—	(1,285)	(2,044)	—	(3,329)

Net loss attributable to NCO Group, Inc.	$(278,393)	$(182,829)	$(12,114)	$194,943	$(278,393)

24. Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Year Ended December 31, 2010

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$1,161,324	$280,101	$(211,961)	$1,229,464
Reimbursable costs and fees	—	342,798	303	—	343,101
Total revenues	—	1,504,122	280,404	(211,961)	1,572,565

Operating costs and expenses:
Payroll and related expenses	15	713,503	178,982	(199,581)	692,919
Selling, general and administrative expenses	4,217	342,464	72,604	(12,380)	406,905
Reimbursable costs and fees	—	342,798	303	—	343,101
Depreciation and amortization expense	—	85,561	23,182	—	108,743
Impairment of intangible assets	—	32,954	24,061	—	57,015
Restructuring charges	—	14,027	3,041	—	17,068
Total operating costs and expenses	4,232	1,531,307	302,173	(211,961)	1,625,751
Loss from continuing operations	(4,232)	(27,185)	(21,769)	—	(53,186)

Other income (expense):
Interest and investment income	244	(628)	1,258	—	874
Interest expense	(55,375)	(32,347)	(365)	—	(88,087)
Interest (expense) income to affiliate	(22,313)	29,913	(7,600)	—	—
Subsidiary loss	(63,927)	(30,441)	—	94,368	—
Other income, net	891	1,353	211	—	2,455
Total other income (expense)	(140,480)	(32,150)	(6,496)	94,368	(84,758)
Loss from continuing operations before income taxes	(144,712)	(59,335)	(28,265)	94,368	(137,944)

Income tax expense (benefit)	10,288	(6,531)	2,868	—	6,625

Net loss from continuing operations	(155,000)	(52,804)	(31,133)	94,368	(144,569)

Discontinued operations:
Loss from operations of discontinued business	—	(8,835)	(2,062)	—	(10,897)
Income tax expense	—	247	—	—	247
Net loss from discontinued operations	—	(9,082)	(2,062)	—	(11,144)

Net loss	(155,000)	(61,886)	(33,195)	94,368	(155,713)

Less: Net income (loss) attributable to noncontrolling interests	—	835	(1,548)	—	(713)

Net loss attributable to NCO Group, Inc.	$(155,000)	$(62,721)	$(31,647)	$94,368	$(155,000)

24.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Year Ended December 31, 2009

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$1,358,856	$282,615	$(238,736)	$1,402,735
Reimbursable costs and fees	—	126,992	—	—	126,992
Total revenues	—	1,485,848	282,615	(238,736)	1,529,727

Operating costs and expenses:
Payroll and related expenses	16	808,133	184,779	(225,677)	767,251
Selling, general and administrative expenses	4,273	414,821	62,090	(13,059)	468,125
Reimbursable costs and fees	—	126,992	—	—	126,992
Depreciation and amortization expense	—	90,598	26,613	—	117,211
Impairment of intangible assets	—	24,754	—	—	24,754
Restructuring charges	—	4,204	5,805	—	10,009
Total operating costs and expenses	4,289	1,469,502	279,287	(238,736)	1,514,342
(Loss) income from continuing operations	(4,289)	16,346	3,328	—	15,385

Other income (expense):
Interest and investment income	44	1,749	(429)	—	1,364
Interest expense	(68,219)	(32,161)	2,963	—	(97,417)
Interest (expense) income to affiliate	(6,047)	12,703	(6,656)	—	—
Subsidiary (loss) income	(18,687)	1,067	—	17,620	—
Other income (expense), net	7,014	(449)	371	—	6,936
	(85,895)	(17,091)	(3,751)	17,620	(89,117)
Loss from continuing operations before income taxes	(90,184)	(745)	(423)	17,620	(73,732)

Income tax (benefit) expense	(5,963)	5,873	(1,419)	—	(1,509)

Net (loss) income from continuing operations	(84,221)	(6,618)	996	17,620	(72,223)

Discontinued operations:
Loss from operations of discontinued business	—	(10,511)	(5,065)	—	(15,576)
Income tax expense	—	343	—	—	343
Net loss from discontinued operations	—	(10,854)	(5,065)	—	(15,919)

Net loss	(84,221)	(17,472)	(4,069)	17,620	(88,142)

Less: Net loss attributable to noncontrolling interests	—	(1,438)	(2,483)	—	(3,921)

Net loss attributable to NCO Group, Inc.	$(84,221)	$(16,034)	$(1,586)	$17,620	$(84,221)

24.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities of continuing operations	$(45,761)	$70,413	$15,026	$39,678
Net cash used in operating activities of discontinued operations	—	(11,692)	(5,343)	(17,035)
Net cash (used in) provided by operating activities	(45,761)	58,721	9,683	22,643

Cash flows from investing activities:
Purchases of accounts receivable	—	—	(2,269)	(2,269)
Collections applied to principal of purchased accounts receivable	—	3,135	2,876	6,011
Purchases of property and equipment	—	(25,423)	(5,077)	(30,500)
Net cash paid related to acquisitions	—	(20,827)	—	(20,827)
Other	—	859	—	859
Net cash used in investing activities of continuing operations	—	(42,256)	(4,470)	(46,726)
Net cash provided by investing activities of discontinued operations	—	21,087	16,583	37,670
Net cash (used in) provided by investing activities	—	(21,169)	12,113	(9,056)

Cash flows from financing activities:
Repayment of notes payable	—	(300)	(381)	(681)
Net borrowings under revolving credit facility	29,000	—	—	29,000
Repayment of borrowings under senior term loan	(50,273)	—	—	(50,273)
Borrowings under (repayments of) intercompany notes payable	69,911	(51,172)	(18,739)	—
Payment of fees related to debt	(2,877)	—	—	(2,877)
Return of investment in subsidiary to noncontrolling interests	—	—	(247)	(247)
Net cash provided by (used in) financing activities of continuing operations	45,761	(51,472)	(19,367)	(25,078)
Net cash used in financing activities of discontinued operations	—	—	(4,022)	(4,022)
Net cash provided by (used in) financing activities	45,761	(51,472)	(23,389)	(29,100)

Effect of exchange rate on cash	—	—	159	159

Net decrease in cash and cash equivalents	—	(13,920)	(1,434)	(15,354)

Cash and cash equivalents at beginning of the period	—	19,409	13,668	33,077

Cash and cash equivalents at end of the period	$—	$5,489	$12,234	$17,723

24.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Cash (used in) provided by operating activities of continuing operations	$(29,040)	$7,526	$60,478	$38,964
Cash provided by (used in) operating activities of discontinued operations	—	(400)	4,560	4,160
Net cash (used in) provided by operating activities	(29,040)	7,126	65,038	43,124

Cash flows from investing activities:
Purchases of accounts receivable	—	—	(1,733)	(1,733)
Collections applied to principal of purchased accounts receivable	—	5,109	3,033	8,142
Proceeds from sales of purchased accounts receivable	—	—	—	—
Purchases of property and equipment	—	(15,304)	(9,009)	(24,313)
Net cash paid related to acquisitions	—	(1,600)	—	(1,600)
Other	—	1,402	—	1,402
Cash (used in) provided by investing activities of continuing operations	—	(10,393)	(7,709)	(18,102)
Cash provided by investing activities of discontinued operations	—	35,556	4,890	40,446
Net cash provided by investing activities	—	25,163	(2,819)	22,344

Cash flows from financing activities:
Repayment of notes payable	—	(302)	(4,387)	(4,689)
Net repayment of borrowings under revolving credit facility	(7,000)	—	—	(7,000)
Repayment of borrowings under senior term loan	(42,039)	—	—	(42,039)
Borrowings under (repayment of) intercompany notes payable	80,833	(30,874)	(49,959)	—
Payment of fees related to debt	(2,754)	(4)	—	(2,758)
Return of investment in subsidiary to noncontrolling interests	—	—	(270)	(270)
Cash provided by (used in) financing activities of continuing operations	29,040	(31,180)	(54,616)	(56,756)
Cash used in financing activities of discontinued operations	—	—	(14,633)	(14,633)
Net cash provided by (used in) financing activities	29,040	(31,180)	(69,249)	(71,389)

Effect of exchange rate on cash	—	—	(223)	(223)

Net increase (decrease) in cash and cash equivalents	—	1,109	(7,253)	(6,144)

Cash and cash equivalents at beginning of the period	—	18,984	20,237	39,221

Cash and cash equivalents at end of the period	$—	$20,093	$12,984	$33,077

24.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Cash (used in) provided by operating activities of continuing operations	$(42,016)	$82,604	$48,604	$89,192
Cash (used in) provided by operating activities of discontinued operations	—	5,782	3,500	9,282
Net cash (used in) provided by operating activities	(42,016)	88,386	52,104	98,474

Cash flows from investing activities:
Purchases of accounts receivable	—	—	(2,413)	(2,413)
Collections applied to principal of purchased accounts receivable	—	8,960	3,950	12,910
Proceeds from sales of purchased accounts receivable	—	21	—	21
Purchases of property and equipment	—	(23,564)	(8,203)	(31,767)
Cash received from sale of business	—	20,000	—	20,000
Net cash received (paid) related to acquisitions	—	1,728	(1,024)	704
Other	—	136	—	136
Cash used in investing activities of continuing operations	—	7,281	(7,690)	(409)
Cash provided by investing activities of discontinued operations	—	7,239	9,884	17,123
Net cash (used in) provided by investing activities	—	14,520	2,194	16,714

Cash flows from financing activities:
Repayment of notes payable	—	(360)	(7,004)	(7,364)
Net repayments of revolving credit facility	(64,500)	—	—	(64,500)
Repayment of borrowings under senior term loan	(39,345)	—	—	(39,345)
Borrowings under (repayments of) intercompany notes payable	116,720	(98,896)	(17,824)	—
Payment of fees to obtain debt	(2,477)	—	—	(2,477)
Return of investment in subsidiary to noncontrolling interests	—	—	(189)	(189)
Issuance of stock, net	39,667	—	—	39,667
Payment of deemed dividend to JPM	(8,049)	—	—	(8,049)
Cash provided by (used in) financing activities of continuing operations	42,016	(99,256)	(25,017)	(82,257)
Cash used in financing activities of discontinued operations	—	—	(24,896)	(24,896)
Net cash provided by (used in) financing activities	42,016	(99,256)	(49,913)	(107,153)

Effect of exchange rate on cash	—	—	1,306	1,306

Net increase in cash and cash equivalents	—	3,650	5,691	9,341

Cash and cash equivalents at beginning of the period	—	15,334	14,546	29,880

Cash and cash equivalents at end of the period	$—	$18,984	$20,237	$39,221